Form 10QSB
period 1995-03-31
AMERICAN BANCSHARES OF HOUMA INC
filed 1995-05-11
CIK 352801

U. S. Securities and Exchange Commission
                        Washington, D.C.  20549
                              Form 10-QSB

(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended March 31,_1995

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      For the transition period from __________ to __________

                     Commission file number 0-10241

                   AMERICAN_BANCSHARES_OF_HOUMA,_INC.
         (Exact name of registrant as specified in its charter)


           LOUISIANA                              72-0695017
(State or other jurisdiction of                (I.R.S.  Employer
   incorporation or organization)               Identification No.)

              801_Barrow_Street,_Houma,_Louisiana   70360
                (Address of principal executive offices)

               Issuer's telephone number:  (504)_872-1434

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_. No ___.

     The number of shares of common stock, $3.00 par value, outstanding as of March 31, 1995, was 229,564.

     Transitional Small Business Disclosure Format (check one):  Yes
___.  No _X_.





















                                    TABLE OF CONTENTS



PART I--FINANCIAL INFORMATION

  Item 1.  Financial Statements.

    Consolidated Statements of Condition -
      March 31, 1995 and December 31, 1994..........................  3

    Consolidated Statements of Income -
      Periods Ended March 31, 1995 and 1994.........................  4

    Consolidated Statements of Changes in Stockholders' Equity -
      Periods Ended March 31, 1995 and 1994.........................  5

    Consolidated Statements of Cash Flows -
      Periods Ended March 31, 1995 and 1994.........................  6

    Notes to Consolidated Financial Statements......................  8

  Item 2.  Management's Discussion and Analysis..................... 10


PART II--OTHER INFORMATION

  Item 1.  Legal Proceedings........................................ 14

  Item 6.  Exhibits and Reports on Form 8-K........................  14


SIGNATURES.........................................................  14



























                            AMERICAN BANCSHARES OF HOUMA, INC.
                           Consolidated Statements of Condition
                           March 31, 1995 and December 31, 1994
                                   Thousands of Dollars
                                        Unaudited


                                                                  Mar. 31,  Dec. 31,
                                                                  __1995__  __1994__
ASSETS
Cash and due from banks.......................................... $  5,180  $  4,667
Federal funds sold...............................................  __2,100   __5,700
           Total cash and cash equivalents.......................    7,280    10,367
Investment securities:
  Available-for-sale securities at fair value (amortized cost
    of $13,881 and $9,885 in 1995 and 1994, respectively)........   13,805     9,608
  Held-to-maturity securities at amortized cost (fair value of
    $8,093 and $8,042 in 1995 and 1994, respectively)............  __8,235   __8,380
           Total investment securities...........................   22,040    17,988

Loans............................................................   50,978    51,652
  Less:  Unearned income.........................................     (160)     (161)
         Allowance for loan losses...............................  _(1,081)  _(1,133)
           Loans, net............................................   49,737    50,358
Premises and equipment...........................................    1,957     1,970
Real estate acquired by foreclosure..............................      324       335
Other assets.....................................................  __1,269   __1,329
             Total assets........................................ $ 82,607  $ 82,347
                                                                   =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits (Note 2):
  Noninterest-bearing............................................ $ 15,726  $ 16,372
  Interest-bearing...............................................  _58,381   _57,889
           Total deposits........................................   74,107    74,261
Federal funds purchased and securities sold under
  repurchase agreements..........................................       77       168
Other liabilities................................................  ____539   ____394
           Total liabilities.....................................  _74,723   _74,823

Stockholders' equity:
  Common stock ($3.00 par value; 1,000,000 shares
    authorized; 258,737 shares issued)...........................      776       776
  Paid-in capital................................................    4,263     4,263
  Retained earnings..............................................    3,829     3,602
  Net unrealized gains (losses) on available-for-sale securities.      (50)     (183)
  Treasury stock (Cost of 29,173 shares).........................  ___(934)   __(934)
           Total stockholders' equity............................  __7,884   __7,524
             Total liabilities and stockholders' equity.......... $ 82,607  $ 82,347
                                                                   =======   =======

See notes to consolidated financial statements.








                            AMERICAN BANCSHARES OF HOUMA, INC.
                            Consolidated Statements of Income
                          Periods Ended March 31, 1995 and 1994
                      Thousands of Dollars Except for Per Share Data
                                        Unaudited

                                                              Three_Months_Ended
                                                              Mar. 31,  Mar. 31,
          Interest income:                                    __1995__  __1994__
          Interest and fees on loans......................... $  1,107  $    842
          Taxable securities income..........................      307       386
          Nontaxable securities income.......................       17         3
          Interest on federal funds sold.....................  _____36   _____22
              Total interest income..........................  __1,467   __1,253

          Interest expense:
          Interest on deposits (Note 2)......................      566       381
          Interest on federal funds purchased and
            securities sold under repurchase agreements......  ______2   ______1
              Total interest expense.........................  ____568   ____382

          Net interest income................................      899       871

          Provisions for loan losses.........................  ____---   ______5

          Net interest income after provisions for loan losses     899       866

          Noninterest income, excluding investment
            securities gains and losses (Note 3).............      299       337

          Investment securities gains (losses)...............       (1)      ---

          Noninterest expense (Note 4).......................  ____882   ____747

          Earnings before income taxes.......................      315       456

          Provision for income taxes.........................  _____88   ____151

          Net earnings....................................... $    227  $    305
                                                               =======   =======

          PER SHARE DATA:
          Net earnings....................................... $   0.99  $   1.33
                                                               =======   =======

          Average common shares outstanding..................  229,564   229,564
                                                               =======   =======
          See notes to consolidated financial statements.












                            AMERICAN BANCSHARES OF HOUMA, INC.
                Consolidated Statements of Changes in Stockholders' Equity
                        Three Months Ended March 31, 1995 and 1994
                                   Thousands of Dollars
                                        Unaudited


                                                                      Net unreal-
                                                                      ized Gains
                                                                      (Losses) on
                                                                      Available-
                                Common  Paid-in  Retained   Treasury  for-Sale
                                Stock_  Capital  Earnings   _Stock__  Securities_  Total

Balance at December 31, 1993.. $   776    4,263    2,818       (934)      292      7,215
Net earnings..................     ---      ---      305        ---       ---        305
Change in net unrealized gains
  or losses on available-for-
  sale securities.............   __---    __---    __---      __---     _(207)     _(207)
Balance at March 31, 1994..... $   776    4,263    3,123       (934)       85      7,313
                                 =====    =====    =====      =====     =====      =====

Balance at December 31, 1994.. $   776    4,263    3,602       (934)     (183)     7,524
Net earnings..................     ---      ---      227        ---       ---        227
Change in net unrealized gains
  or losses on available-for-
  sale securities.............   __---    __---    __---      __---     __133      __133
Balance at March 31, 1995..... $   776    4,263    3,829       (934)      (50)     7,884
                                 =====    =====    =====      =====     =====      =====



See notes to consolidated financial statements.



























                            AMERICAN BANCSHARES OF HOUMA, INC.
                          Consolidated Statements of Cash Flows
                        Three Months Ended March 31, 1995 and 1994
                                   Thousands of Dollars
                                        Unaudited

                                                            Three_Months_Ended
                                                            Mar. 31,  Mar. 31,
                                                            __1995__  __1994__

Cash flows from operating activities:
  Interest received.......................................  $  1,499  $  1,130
  Fees and commissions received...........................       334       376
  Interest paid...........................................      (525)     (384)
  Other expenses paid.....................................      (861)     (773)
  Income taxes paid.......................................    ___(14)   ___(27)

    Net cash provided by operating activities.............    ___433    ___322

Cash flows from investing activities:
  Proceeds from sales of available-for-sale securities....       999       ---
  Proceeds from paydowns and maturities
    of available-for-sale securities......................     1,031       373
  Purchases of available-for-sale securities..............    (6,042)     (504)
  Proceeds from paydowns and maturities
    of held-to-maturity securities........................       139       161
  Purchases of held-to-maturity securities................       ---    (1,219)
  Loan originations, net of repayments....................       591    (2,657)
  Capital expenditures....................................       (32)      (32)
  Proceeds from sales of foreclosed assets................        30        26
  Net decrease (increase) in other assets.................    _____9    _____6

    Net cash provided by (used in) investment activities..    (3,275)   (3,846)

Cash flows from financing activities:
  Net increase (decrease) in deposits.....................      (154)    3,964
  Net increase (decrease) in securities sold
    under repurchase agreements...........................       (91)      (42)
  Net increase (decrease) in other liabilities............    ___---    _____8
    Net cash provided by (used in) financing activities...    __(245)   _3,930

Net increase (decrease) in cash and cash equivalents......    (3,087)      406

Cash and cash equivalents at beginning of period..........    10,367    _7,034

Cash and cash equivalents at end of period................  $  7,280  $  7,440
                                                              ======    ======

                                                                 (continued)


See notes to consolidated financial statements.








                            AMERICAN BANCSHARES OF HOUMA, INC.
                          Consolidated Statements of Cash Flows
                        Three Months Ended March 31, 1995 and 1994
                                   Thousands of Dollars
                                        Unaudited

                                                            Three_Months_Ended
                                                            Mar. 31,  Mar. 31,
                                                            __1995__  __1994__

Reconciliation of net income to net cash provided by operating activities:

Net earnings..............................................  $ ___227  $ ___305
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Provisions for loan losses............................       ---         5
    Investment securities losses..........................         1       ---
    Depreciation and amortization of premises
      and equipment.......................................        46        39
    Write-downs of foreclosed assets......................        11        23
    Losses (gains) on sales of foreclosed assets..........         4       (59)
    Decrease (increase) in interest receivable............        12      (147)
    Amortization of goodwill..............................         3         3
    Amortization of premiums and (accretion of discounts)
      on investment securities............................        20        18
    Decrease (increase) in prepaid expenses...............       (24)      (30)
    Increase (decrease) in accrued expenses...............         2        22
    Increase (decrease) in interest payable...............        44        (2)
    Increase (decrease) in current income taxes payable...        85       (26)
    Decrease (increase) in net deferred tax asset.........       (11)      151
    Net increase (decrease) in deferred loan fees
      and other unearned income...........................    ____13    ____20
        Total adjustments.................................    ___206    ____17

Net cash provided by operating activities.................  $    433  $    322
                                                              ======    ======


Supplemental schedule of noncash investing activities:

  Assets acquired through foreclosure of loans............  $     55  $      8
                                                              ======    ======

  Loans made to finance sales of foreclosed assets........  $     25  $     54
                                                              ======    ======


See notes to consolidated financial statements.











                   AMERICAN BANCSHARES OF HOUMA, INC.
               Notes to Consolidated Financial Statements
                        March 31, 1995 and 1994
                               Unaudited



(1)  Summary of Significant Accounting Policies

     The Company adopted Statement of Financial Accounting Standards
     (SFAS) NO. 114, "Accounting for Loan Impairment by Creditors," effective January 1, 1995. SFAS No. 114 requires the measurement of impaired loans to be based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of its collateral. SFAS NO. 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Company, loans collectively evaluated for impairment include all single family mortgage loans, loans to individuals for household, family and other consumer expenditures, and performing multi-family and commercial and industrial real estate loans ("major loans") under a certain dollar amount, excluding loans which have entered the workout process. The adoption of SFAS No. 114 did not result in additional provisions for losses due to the Company's continuing policy of measuring loan impairment based on methods prescribed in SFAS NO. 114.

     The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company's impaired loans within the scope of SFAS NO. 114 include troubled debt restructurings and performing and nonperforming major loans in which full payment of principal and interest is not expected.

     The Company also adopted SFAS NO. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," effective January 1, 1995. This statement allows a creditor to use existing methods for recognizing interest income on impaired loans and thus the adoption of SFAS NO. 114 did not result in any change in the amount of interest income reported.

     The Company's impaired loans and the related allowance amounted to approximately $1,009,000 and $14,000 at March 31, 1995, respectively. There was no significant change in these amounts during the three months ended March 31, 1995. Interest income recognized on these loans amounted to approximately $21,000 for the three months ended March 31, 1995.

     No other significant changes in accounting policies have occurred since the filing of the Form 10-KSB report on March 30, 1995, for the fiscal year ended December 31, 1994.

     Certain reclassifications have been made to conform to the 1995 presentation of financial information.



(2)  Deposits

     Included in interest-bearing deposits are certificates of deposit of $100,000 or more, which totaled $8,504,718 at March 31, 1995, and $7,411,193 at December 31, 1994.

     Interest expense on certificates of deposit of $100,000 or more totaled $102,691 and $46,032 for the three months ended March 31, 1995 and 1994, respectively.

(3)  Noninterest Income

     Details of noninterest income, excluding investment securities gains and losses, are as follows:

                                                Three_Months_Ended_Mar._31,
                                                __1995__           __1994__
                                                  (Thousands of Dollars)
       Service charges on deposit accounts....  $    222           $    203
       Secondary market loan origination fees..       15                 52
       Other loan fee income...................        8                 23
       Other................................... ______54           ______59
                                                $    299           $    337
                                                ========           ========

(4)  Noninterest Expense

     Details of noninterest expense are as follows:

                                                Three_Months_Ended_Mar._31,
                                                __1995__           __1994__
                                                  (Thousands of Dollars)
       Salaries and employee benefits.......... $    425           $    382
       Net occupancy expense of premises.......       97                 99
       Equipment expense.......................       61                 56
       FDIC and state assessments..............       44                 40
       Stationery, printing and supplies.......       28                 32
       Data processing.........................       34                 35
       Directors' fees.........................       44                 19
       Legal and professional fees.............       26                 11
       Postage.................................       18                 22
       Telephone expense.......................       16                 16
       Net foreclosed assets expense (income)..        6                (40)
       Other................................... ______83           ______75
                                                $    882           $    747
                                                ========           ========














                   AMERICAN BANCSHARES OF HOUMA. INC.
                  Management's Discussion and Analysis


     American Bancshares of Houma, Inc. (the Company) is a one-bank holding company whose primary asset is the 100% ownership of American Bank and Trust Company of Houma (the Bank) domiciled in Houma,
Louisiana.

Overview

     The Company's first quarter earnings for 1995 totaled $227,000, providing a 1.13% return on average assets and an 11.97% return on average equity. Net earnings decreased by $78,000 from the first quarter of 1994 due primarily to reduced noninterest income and increased overhead expenses. After experiencing growth of 13% to 14% for the year 1994, total assets and deposits remained relatively stable during the first quarter of 1995.

     At March 31, 1995, nonaccrual loans totaled $207,000, restructured loans totaled $1,009,000, loans past due 90 days or more totaled $108,000, and foreclosed assets totaled $353,000. Overall, total nonperforming assets increased by $208,000 or 14.2% since December 31, 1994, primarily due to an increase in nonperforming indirect automobile loans. During 1994, the Bank increased its portfolio of indirect automobile loans significantly by offering financing through several local dealers. Management monitors the portfolio closely and has stepped up collection efforts to minimize delinquencies and potential losses.

Net_Interest_Income

     Year-to-date net interest income increased by $28,000 over the same period in 1994 due to the 10.6% increase in average interest earning assets. The Bank's year-to-date net interest margin, on a taxable equivalent basis, decreased to 4.94% from 5.26% due primarily to the increased cost of funds resulting from higher interest rates and an increase in certificates of deposit which pay higher rates than other deposit products. The increase in income due to higher loan volume more than offset the decrease due to reduced margin.

     Detailed analysis of the components of and changes in net interest income on a taxable equivalent basis is provided in the "Summary of Average Balance Sheets, Interest, and Interest Rates" and "Comparative Changes in Interest Income and Expense" tables that follow this discussion.

Allowance_and_Provisions_for_Loan_Losses

     No provisions for loan losses were made during the first quarter of 1995, as the $1,081,000 allowance (representing 2.1% of the portfolio) is deemed to be adequate by Bank management. During the first quarter of 1994, provisions for loan losses totaled $5,000. The Bank recorded year-to-date net charge-offs of $52,000 in 1995 compared to net recoveries of $13,000 for the same period in 1994.

Noninterest_Income

     Year-to-date noninterest income decreased by $38,000 or 11.3% due primarily to a decrease in secondary market mortgage loan origination fees. The volume of mortgage loans originated for sale in the secondary market decreased substantially due to higher mortgage interest rates. Details of other noninterest income are provided in note 3 to the consolidated financial statements.





Noninterest_Expense

     Year-to-date total overhead expenses increased by $135,000 or 18.1% over the same period in 1994. Salaries and employee benefits increased $43,000 due primarily to merit increases, bonuses and accruals for retirement plan contributions. Directors' fees increased by $25,000 due to an increased fee schedule and additional committee meetings. Legal and professional fees increased $15,000 primarily due to additional consulting services and increased loan collection expenses. The Bank recognized net losses on foreclosed assets of $6,000 during the first quarter of 1995 compared to net gains of $40,000 for the same period in 1994. Gains recognized on the sales of certain foreclosed properties during the first quarter of 1994 resulted in net gains in that period. Additional information on other expenses is provided in note 4 to the consolidated financial statements.

Liquidity

     The Bank's liquidity ratio, which is a measure of net cash, short-term and marketable assets as a percent of net deposits and short-term liabilities, equaled 29.5% at March 31, 1995, compared to 26.7% at December 31, 1994. Management strives to maintain a minimum liquidity ratio of 25%. Total loans, net of unearned discounts, represented 68.6% of total deposits at March 31, 1995, compared to 69.3% at December 31, 1994. Federal funds sold and investments in short-term, high quality U. S. Government and U. S. Government Agency securities provide a source of ongoing liquidity for the Bank. The investment portfolio is structured to provide a ladder of maturities to ensure that funds will be available when needed. Also, a significant portion of the investment portfolio is classified as available-for-sale in accordance with Statement of Financial Accounting Standards No.
115. While the Bank has the intent to hold these securities indefinitely, they are available for disposal and may be sold for liquidity as well as other reasons. The Bank also has the ability to purchase federal funds from correspondent banks and to pledge securities for other borrowings if necessary to satisfy temporary liquidity needs. Management believes that these factors place the Bank in a sound liquidity position.

Capital_Adequacy_&_Dividends

     Regulatory capital guidelines set forth minimum ratios of total capital to total "risk-weighted" assets of 8.0%, "Tier 1" capital to total "risk-weighted" assets of 4.0%, and a leverage ratio ("Tier 1" capital to total assets) of 4%. Because the Company has total consolidated assets of less than $150 million and meets certain other conditions, the guidelines are applied on a bank-only basis. For the Bank, "Tier 1" capital consists of its shareholders' equity, excluding net unrealized market gains or losses on available-for-sale securities. Total capital consists of "Tier 1" capital plus an allowable portion of the allowance for loan losses. At March 31, 1995, the Bank's total capital to total "risk-weighted" assets ratio equaled 17.80%, its "Tier 1" capital to total "risk-weighted" assets ratio equaled 16.54%, and its leverage ratio equaled 9.34%. No dividends were declared during the first quarters of 1995 and 1994.





Regulatory_Matters

On February 8, 1994, the Bank entered into a Memorandum of Understanding (MOU) with the Federal Deposit Insurance Corporation
(FDIC) regarding regulatory compliance issues. The MOU resulted from a compliance examination of the Bank conducted by the FDIC on October 1, 1993, in which several violations of federal regulations were noted, primarily record-keeping and disclosure violations. The MOU requires the bank to improve its compliance program to insure adequate management supervision, training, and review procedures to insure compliance with federal record-keeping and disclosure requirements. The MOU originally required the Bank to make quarterly progress reports to the FDIC. Based on progress reports made, the FDIC removed the quarterly reporting requirement on April 17, 1995. While the MOU must remain in effect until the next compliance examination of the Bank, management believes it has taken the necessary steps to insure future compliance.











































                            AMERICAN BANCSHARES OF HOUMA, INC.
             Summary of Average Balance Sheets, Interest, and Interest Rates
                        Three Months Ended March 31, 1995 and 1994
                        Tax Equivalent Basis, Thousands of Dollars
                                        Unaudited

                               ____________________Three_Months_Ended___________________
                               _______Mar._31,_1995_______   _______Mar._31,_1994_______
                               Average             Average   Average             Average
ASSETS                         Balance  Interest   _Rate__   Balance  Interest   _Rate__
INTEREST-EARNING ASSETS:
Loans, net of unearned income* $51,221  ___1,107     8.76%   $40,168  _____842     8.50%
Investment securities: **
 Taxable......................  19,128       307     6.51     23,833       386     6.57
 Nontaxable...................  _1,442  ______24     6.75     ___235  _______4     6.90
  Total investment securities.  20,570       331     6.53     24,068       390     6.57
Federal funds sold............  _2,519  ______36     5.80     _2,962  ______22     3.01
 Total interest-earning assets  74,310  ___1,474     8.04     67,198  ___1,254     7.57
NONINTEREST-EARNING ASSETS AND
 ALLOWANCE FOR LOAN LOSSES:
Cash and due from banks.......   4,556                         4,390
Bank premises and equipment...   1,973                         1,851
Other assets..................   1,436                         1,966
Allowance for loan losses.....  (1,125)                       (1,164)
  Total assets................ $81,150                       $74,241
                                ======                        ======
LIABILITIES_AND
STOCKHOLDERS'_EQUITY
INTEREST-BEARING LIABILITIES:
NOW accounts.................. $10,144        60     2.40    $ 9,931        47     1.92
Money market accounts.........   7,714        56     2.94      8,528        54     2.57
Savings deposits..............   9,376        69     2.98      9,634        64     2.69
Time deposits.................  30,106   ____381     5.13     23,165  _____216     3.78
  Total interest-bearing
   deposits...................  57,340       566     4.00     51,258       381     3.01
Short-term borrowings.........  ___118   ______2     6.87     ____48  _______1     8.45
  Total interest-bearing
   liabilities................  57,458   ____568     4.01     51,306  _____382     3.02
NONINTEREST-BEARING LIABILITIES
 AND STOCKHOLDERS' EQUITY:
Noninterest-bearing deposits..  15,471                        15,189
Other liabilities.............     429                           380
Stockholders' equity..........  _7,692                        _7,366
  Total liabilities and
   stockholders' equity....... $81,150                       $74,241
                                ======                        ======
Net interest earned on total
 interest-earning assets...... $74,310       906     4.94%   $67,198       872     5.26%
                                ======   =======              ======   =======

 *Nonaccruing loan balances are included in loans for purposes of this analysis.
**Investment securities are shown at amortized cost, with net market gains or losses on available-for-sale securities included in other assets.







                            AMERICAN BANCSHARES OF HOUMA, INC.
                    Comparative Changes in Interest Income and Expense
                    For the Three Months Ended March 31, 1995 and 1994
                        Tax Equivalent Basis, Thousands of Dollars
                                   Thousands of Dollars
                                        Unaudited

                                  1995 Compared to 1994         1994 Compared to 1993
                               Increase_(Decrease)_Due_To    Increase_(Decrease)_Due_To
                               Change    Change              Change    Change
                                 in        in                  in        in
                               Volume    _Rate_     Total    Volume    _Rate_     Total
INTEREST_INCOME
Loans........................  $__238    ____27     __265    $__125    ___(56)    ___69
Investment securities:
 Taxable.....................     (76)       (3)      (79)      (91)      (28)     (119)
 Nontaxable..................   ___20    ___---     ___20     ____2    ___---     ____2
  Total investments..........     (56)       (3)      (59)      (89)      (28)     (117)
Federal funds sold...........   ___(4)   ____18     ___14     ___14    ___---     ___14

  Total interest income......   __178    ____42     __220     ___50    ___(84)    __(34)

INTEREST_EXPENSE
Interest-bearing deposits:
 NOW accounts................       1        12        13         2        (4)       (2)
 Money market accounts.......      (5)        7         2        (9)       (1)      (10)
 Savings deposits............      (2)        7         5        (1)       (7)       (8)
 Time deposits...............   ___75    ____90     __165     ___(4)   ____(2)    ___(6)

  Total interest-bearing
   deposits..................      69       116       185       (12)      (14)      (26)
 Short-term borrowings.......   ____1    ___---     ____1     ___(2)   _____1    ____(1)

  Total interest expense.....   ___70    ___116     __186     __(14)   ___(13)   ___(27)

  Net interest income........  $  108       (74)       34    $   64       (71)       (7)
                                =====    ======     =====     =====    ======    ======

NOTE:  The change in interest due to both volume and rate has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of change in each.



















                      PART II - OTHER INFORMATION


Item_1._Legal_Proceedings.

     As disclosed in the 1994 Annual Report on Form 10-KSB filed on March 30, 1995, regarding the suit of Alfred P. Cenac, Jr., et al., the court dismissed, with prejudice, all actions against the Bank and the other defendants on March 23, 1995. The plaintiffs' subsequent request for a new trial was denied, and the plaintiffs have filed an appeal.

     No other material developments have occurred in the legal proceedings previously disclosed in the 1994 Annual Report on Form 10-KSB.

Item_6._Exhibits_and_Reports_on_Form_8-K.

     During the quarter ended March 31, 1995, no reports on Form 8-K have been filed.



                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     American_Bancshares_of_Houma,_Inc.
                                     (Registrant)



Date: May_11,_1995                   /s/_Robert_W._Boquet______________
                                     Robert W. Boquet
                                     President and C.E.O.
                                     Principal Financial Officer