Form 10QSB
period 1995-06-30
AMERICAN BANCSHARES OF HOUMA INC
filed 1995-08-10
CIK 352801

U. S. Securities and Exchange Commission
                          Washington, D.C.  20549
                                Form 10-QSB

(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
      For the quarterly period ended June 30,_1995

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

     The number of shares of common stock, $3.00 par value, outstanding as of June 30, 1995, was 229,564.

     Transitional Small Business Disclosure Format (check one):  Yes ___.
No _X_.





















                                    TABLE OF CONTENTS



PART I--FINANCIAL INFORMATION

  Item 1.  Financial Statements.

    Consolidated Statements of Condition -
      June 30, 1995 and December 31, 1994.................................

    Consolidated Statements of Income -
      Periods Ended June 30, 1995 and 1994................................

    Consolidated Statements of Changes in Stockholders' Equity -
      Periods Ended June 30, 1995 and 1994................................

    Consolidated Statements of Cash Flows -
      Periods Ended June 30, 1995 and 1994................................

    Notes to Consolidated Financial Statements............................

  Item 2.  Management's Discussion and Analysis...........................


PART II--OTHER INFORMATION

  Item 1.  Legal Proceedings..............................................

  Item 6.  Exhibits and Reports on Form 8-K...............................


SIGNATURES................................................................



























                            AMERICAN BANCSHARES OF HOUMA, INC.
                           Consolidated Statements of Condition
                           June 30, 1995 and December 31, 1994
                                   Thousands of Dollars
                                        Unaudited


                                                                  June 30,  Dec. 31,
                                                                  __1995__  __1994__
ASSETS
Cash and due from banks.......................................... $  5,404  $  4,667
Federal funds sold...............................................  __2,600   __5,700
           Total cash and cash equivalents.......................    8,004    10,367
Investment securities:
  Available-for-sale securities at fair value (amortized cost
    of $16,036 and $9,885 in 1995 and 1994, respectively)........   16,166     9,608
  Held-to-maturity securities at amortized cost (fair value of
    $7,167 and $8,042 in 1995 and 1994, respectively)............  __7,163   __8,380
           Total investment securities...........................   23,329    17,988

Loans............................................................   50,864    51,652
  Less:  Unearned income.........................................     (158)     (161)
         Allowance for loan losses...............................  _(1,037)  _(1,133)
           Loans, net............................................   49,669    50,358
Premises and equipment...........................................    2,040     1,970
Real estate acquired by foreclosure..............................      323       335
Other assets.....................................................  __1,258   __1,329
             Total assets........................................ $ 84,623  $ 82,347
                                                                   =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits (Note 2):
  Noninterest-bearing............................................ $ 15,836  $ 16,372
  Interest-bearing...............................................  _58,414   _57,889
           Total deposits........................................   74,250    74,261
Federal funds purchased and securities sold under
  repurchase agreements..........................................      393       168
Other liabilities................................................  __1,825   ____394
           Total liabilities.....................................  _76,468   _74,823

Stockholders' equity:
  Common stock ($3.00 par value; 1,000,000 shares
    authorized; 258,737 shares issued)...........................      776       776
  Paid-in capital................................................    4,263     4,263
  Retained earnings..............................................    3,964     3,602
  Net unrealized gains (losses) on available-for-sale securities.       86      (183)
  Treasury stock (Cost of 29,173 shares).........................  ___(934)   __(934)
           Total stockholders' equity............................  __8,155   __7,524
             Total liabilities and stockholders' equity.......... $ 84,623  $ 82,347
                                                                   =======   =======

See notes to consolidated financial statements.








                            AMERICAN BANCSHARES OF HOUMA, INC.
                            Consolidated Statements of Income
                           Periods Ended June 30, 1995 and 1994
                      Thousands of Dollars Except for Per Share Data
                                        Unaudited

                                              Three_Months_Ended   _Six_Months_Ended_
                                              June 30,  June 30,   June 30,  June 30,
     Interest income:                         __1995__  __1994__   __1995__  __1994__
     Interest and fees on loans.............. $  1,121  $    923   $  2,228  $  1,765
     Taxable securities income...............      341       369        648       754
     Nontaxable securities income............       16        10         33        13
     Interest on federal funds sold..........  _____44   _____25    _____80   _____48
         Total interest income...............  __1,522   __1,327    __2,989   __2,580

     Interest expense:
     Interest on deposits (Note 2)...........      604       406      1,170       787
     Interest on federal funds purchased and
       securities sold under repurchase
       agreements............................  ______3   ______3    ______5   ______4
         Total interest expense..............  ____607   ____409    __1,175   ____791

     Net interest income.....................      915       918      1,814     1,789

     Provisions for loan losses..............  ____---   ____---    ____---   ______5

     Net interest income after provisions
       for loan losses.......................      915       918      1,814     1,784

     Noninterest income, excluding investment
       securities gains and losses (Note 3)..      314       337        613       675

     Investment securities gains (losses)....      ---       ---         (1)      ---

     Noninterest expense (Note 4)............  ____894   ____947    __1,775   __1,694

     Earnings before income taxes............      335       308        651       765

     Provision for income taxes..............  ____108   _____95    ____197   ____247

     Net earnings............................ $    227  $    213   $    454  $    518
                                               =======   =======    =======   =======

     PER SHARE DATA:
     Net earnings............................ $   0.99  $   0.93   $   1.98  $   2.26
                                               =======   =======    =======   =======

     Average common shares outstanding.......  229,564   229,564    229,564   229,564
                                               =======   =======    =======   =======

     See notes to consolidated financial statements.








                            AMERICAN BANCSHARES OF HOUMA, INC.
                Consolidated Statements of Changes in Stockholders' Equity
                         Six Months Ended June 30, 1995 and 1994
                                   Thousands of Dollars
                                        Unaudited


                                                                      Net unreal-
                                                                      ized Gains
                                                                      (Losses) on
                                                                      Available-
                                Common  Paid-in  Retained   Treasury  for-Sale
                                Stock_  Capital  Earnings   _Stock__  Securities_  Total

Balance at December 31, 1993.. $   776    4,263    2,818       (934)      292      7,215
Net earnings..................     ---      ---      518        ---       ---        518
Change in net unrealized gains
  or losses on available-for-
  sale securities.............   __---    __---    __---      __---     _(334)     _(334)
Balance at June 30, 1994...... $   776    4,263    3,336       (934)      (42)     7,399
                                 =====    =====    =====      =====     =====      =====

Balance at December 31, 1994.. $   776    4,263    3,602       (934)     (183)     7,524
Net earnings..................     ---      ---      454        ---       ---        454
Dividends ($0.40 per share)...                       (92)                            (92)
Change in net unrealized gains
  or losses on available-for-
  sale securities.............   __---    __---    __---      __---     __269      __269
Balance at June 30, 1995...... $   776    4,263    3,964       (934)       86      8,155
                                 =====    =====    =====      =====     =====      =====



See notes to consolidated financial statements.

























                            AMERICAN BANCSHARES OF HOUMA, INC.
                          Consolidated Statements of Cash Flows
                         Six Months Ended June 30, 1995 and 1994
                                   Thousands of Dollars
                                        Unaudited

                                                            Six_Months_Ended__
                                                            June 30,  June 30,
                                                            __1995__  __1994__

Cash flows from operating activities:
  Interest received.......................................  $  3,045  $  2,575
  Fees and commissions received...........................       669       749
  Interest paid...........................................    (1,081)     (773)
  Other expenses paid.....................................    (1,672)   (1,581)
  Income taxes paid.......................................    __(199)   ___(27)

    Net cash provided by operating activities.............    ___762    ___943

Cash flows from investing activities:
  Proceeds from sales of available-for-sale securities....       999       ---
  Proceeds from paydowns and maturities
    of available-for-sale securities......................     1,074     2,691
  Purchases of available-for-sale securities..............    (7,052)   (1,530)
  Proceeds from paydowns and maturities
    of held-to-maturity securities........................     1,203       644
  Purchases of held-to-maturity securities................       ---    (2,167)
  Loan originations, net of repayments....................       594    (7,428)
  Capital expenditures....................................      (164)     (194)
  Proceeds from sales of foreclosed assets................        61        40
  Net decrease (increase) in other assets.................    ___(51)   ____(4)

    Net cash provided by (used in) investment activities..    (3,336)   (7,948)

Cash flows from financing activities:
  Net increase (decrease) in deposits.....................       (11)    4,419
  Net increase (decrease) in securities sold
    under repurchase agreements...........................       225       289
  Net increase (decrease) in other liabilities............    ____(3)   _____4
    Net cash provided by (used in) financing activities...    ___211    _4,712

Net increase (decrease) in cash and cash equivalents......    (2,363)   (2,293)

Cash and cash equivalents at beginning of period..........    10,367    _7,034

Cash and cash equivalents at end of period................  $  8,004  $  4,741
                                                              ======    ======

                                                                 (continued)


See notes to consolidated financial statements.







                            AMERICAN BANCSHARES OF HOUMA, INC.
                          Consolidated Statements of Cash Flows
                         Six Months Ended June 30, 1995 and 1994
                                   Thousands of Dollars
                                        Unaudited

                                                            Six_Months_Ended__
                                                            June 30,  June 30,
                                                            __1995__  __1994__

Reconciliation of net income to net cash provided by operating activities:

Net earnings..............................................  $ ___454  $ ___518
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Provisions for loan losses............................       ---         5
    Investment securities losses..........................         1       ---
    Depreciation and amortization of premises
      and equipment.......................................        93        77
    Losses (gains) on disposals of premises and equipment.         1        18
    Write-downs of foreclosed assets......................        22        46
    Losses (gains) on sales of foreclosed assets..........         4       (61)
    Decrease (increase) in interest receivable............        14       (68)
    Amortization of goodwill..............................         7         7
    Amortization of premiums and (accretion of discounts)
      on investment securities............................        43        38
    Decrease (increase) in prepaid expenses...............       (15)       38
    Increase (decrease) in accrued expenses...............        37        53
    Increase (decrease) in interest payable...............        95        18
    Increase (decrease) in current income taxes payable...        (4)      (26)
    Decrease (increase) in net deferred tax asset.........         2       246
    Net increase (decrease) in deferred loan fees
      and other unearned income...........................    _____8    ____34
        Total adjustments.................................    ___308    ___425

Net cash provided by operating activities.................  $    762  $    943
                                                              ======    ======


Supplemental schedule of noncash investing activities:

  Assets acquired through foreclosure of loans............  $    179  $     36
                                                              ======    ======

  Loans made to finance sales of foreclosed assets........  $     82  $     73
                                                              ======    ======


See notes to consolidated financial statements.













                     AMERICAN BANCSHARES OF HOUMA, INC.
                 Notes to Consolidated Financial Statements
                           June 30, 1995 and 1994
                                 Unaudited

(1)  Summary of Significant Accounting Policies

     No significant changes in accounting policies have occurred since the filing of the Form 10-KSB report on March 30, 1995, for the fiscal year ended December 31, 1994, other than the adoption of Statement of Financial Accounting Standards No.'s 114 and 118 as previously disclosed in the Form 10-QSB for the period ended March 31, 1995.

     Certain reclassifications have been made to conform to the 1995 presentation of financial information.

(2)  Deposits

     Included in interest-bearing deposits are certificates of deposit of $100,000 or more, which totaled $9,086,314 at June 30, 1995, and $7,411,193 at December 31, 1994.

     Interest expense on certificates of deposit of $100,000 or more totaled $221,459 and $93,649 for the six months ended June 30, 1995 and 1994, respectively.

(3)  Noninterest Income
     Details of noninterest income, excluding investment securities gains and losses, are as follows:
                                                Six_Months_Ended_June_30,__
                                                __1995__           __1994__
                                                  (Thousands of Dollars)
       Service charges on deposit accounts..... $    462           $    419
       Secondary market loan origination fees..       41                110
       Other loan fee income...................       13                 55
       Other................................... ______97           ______91
                                                $    613           $    675
                                                ========           ========

(4)  Noninterest Expense
     Details of noninterest expense are as follows:

                                                Six_Months_Ended_June_30,__
                                                __1995__           __1994__
                                                  (Thousands of Dollars)
       Salaries and employee benefits.......... $    841           $    869
       Net occupancy expense of premises.......      196                210
       Equipment expense.......................      123                114
       Advertising, marketing and promotion....       43                 27
       FDIC and state assessments..............       88                 81
       Stationery, printing and supplies.......       63                 74
       Data processing.........................       66                 69
       Directors' fees.........................       85                 52
       Legal and professional fees.............       71                 41
       Postage.................................       39                 35
       Telephone expense.......................       34                 31
       Net foreclosed assets expense (income)..        7                (29)
       Other................................... _____119           _____120
                                                $  1,775           $  1,694
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

Overview

     The Company earned $454,000 for the six month period ending June 30, 1995, providing a 1.11% return on average assets and an 11.66% return on average equity. Year-to-date net earnings decreased by $64,000 from the same period in 1994 due primarily to reduced noninterest income and increased overhead expenses. After experiencing growth of 13% to 14% for the year 1994, total assets and deposits remained relatively stable during the first half of 1995. Included in total assets and other liabilities at June 30, 1995, are commitments to purchase approximately $1,203,000 in investment securities.

     At June 30, 1995, nonaccrual loans totaled $119,000, restructured loans totaled $992,000, loans past due 90 days or more totaled $105,000, and foreclosed assets totaled $378,000. Overall, total nonperforming assets increased by $125,000 or 8.5% since December 31, 1994, primarily due to an increase in nonperforming indirect automobile loans. During 1994, the Bank increased its portfolio of indirect automobile loans significantly by offering financing through several local dealers. Management monitors the portfolio closely and has stepped up collection efforts to minimize delinquencies and potential losses.

Net_Interest_Income

     Year-to-date net interest income increased by $25,000 over the same period in 1994 due to the 8.9% increase in average interest earning assets. The Bank's year-to-date net interest margin, on a taxable equivalent basis, decreased to 4.90% from 5.27% due primarily to the increased cost of funds resulting from higher interest rates and a shift in deposit mix from NOW, money market and savings accounts to certificates of deposit with higher interest rates. An increase in income due to higher loan volume more than offset the decrease in income due to reduced margin.

     Detailed analysis of the components of and changes in net interest income on a taxable equivalent basis is provided in the "Summary of Average Balance Sheets, Interest, and Interest Rates" and "Comparative Changes in Interest Income and Expense" tables that follow this discussion.

Allowance_and_Provisions_for_Loan_Losses

     No provisions for loan losses were made during the first half of 1995, as the $1,037,000 allowance (representing 2.0% of the portfolio) is deemed to be adequate by Bank management. During the first half of 1994, provisions for loan losses totaled $5,000. The Bank recorded year-to-date net charge-offs of $96,000 for the first half of 1995 compared to net recoveries of $37,000 for the same period in 1994.







Noninterest_Income

     Year-to-date noninterest income decreased by $62,000 or 9.2% due primarily to a decrease in secondary market mortgage loan origination fees. The volume of mortgage loans originated for sale in the secondary market decreased substantially compared to the first half of 1994 due to higher mortgage interest rates in 1995. Details of other noninterest income are provided in note 3 to the consolidated financial statements.

Noninterest_Expense

     Year-to-date total overhead expenses increased by $81,000 or 4.8% over the same period in 1994. Salaries and employee benefits decreased $28,000 or 3.2% due to an $80,000 decrease in retirement plan expense. During the second quarter of 1994, the Bank contributed approximately $92,000 to its Employee Stock Ownership Plan. Directors' fees increased by $33,000 due to an increased fee schedule and additional committee meetings. Legal and professional fees increased $30,000 primarily due to additional consulting services and increased loan collection expenses. The Bank recognized net expenses on foreclosed assets of $7,000 during the first half of 1995 compared to net income of $29,000 for the same period in 1994. Gains recognized on the sales of certain foreclosed properties during the first half of 1994 resulted in net gains in that period. Advertising expense increased by $16,000 in 1995 due to an expanded marketing program, while stationery and supplies expense decreased by 11,000 due to improved purchasing practices. Additional information on other expenses is provided in note 4 to the consolidated financial statements.

Liquidity

     The Bank's liquidity ratio, which is a measure of net cash, short-term and marketable assets as a percent of net deposits and short-term liabilities, equaled 32.0% at June 30, 1995, compared to 26.7% at December 31, 1994. Management strives to maintain a minimum liquidity ratio of 25%. Total loans, net of unearned discounts, represented 68.3% of total deposits at June 30, 1995, compared to 69.3% at December 31, 1994. Federal funds sold and investments in short-term, high quality U. S. Government and
U. S. Government Agency securities provide a source of ongoing liquidity for the Bank. The investment portfolio is structured to provide a ladder of maturities to ensure that funds will be available when needed. Also, a significant portion of the investment portfolio is classified as available-for-sale in accordance with Statement of Financial Accounting Standards No.
115. While the Bank has the intent to hold these securities indefinitely, they are available for disposal and may be sold for liquidity as well as other reasons. The Bank also has the ability to purchase federal funds from correspondent banks and to pledge securities for other borrowings if necessary to satisfy temporary liquidity needs. Management believes that these factors place the Bank in a sound liquidity position.












Capital_Adequacy_&_Dividends

     Regulatory capital guidelines set forth minimum ratios of total capital to total "risk-weighted" assets of 8.0%, "Tier 1" capital to total "risk-weighted" assets of 4.0%, and a leverage ratio ("Tier 1" capital to total assets) of 4%. Because the Company has total consolidated assets of less than $150 million and meets certain other conditions, the guidelines are applied on a bank-only basis. For the Bank, "Tier 1" capital consists of its shareholders' equity, excluding net unrealized market gains or losses on available-for-sale securities. Total capital consists of "Tier 1" capital plus an allowable portion of the allowance for loan losses. At June 30, 1995, the Bank's total capital to total "risk-weighted" assets ratio equaled 17.97%, its "Tier 1" capital to total "risk-weighted" assets ratio equaled 16.71%, and its leverage ratio equaled 9.28%. In June of 1995, the Company declared dividends totaling $0.40 per share, which included a $0.25 regular dividend and a $0.15 special dividend. These dividends were paid in July. In 1994, mid-year dividends totaling $0.25 per share were declared in July and paid in August.

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

























                            AMERICAN BANCSHARES OF HOUMA, INC.
             Summary of Average Balance Sheets, Interest, and Interest Rates
                         Six Months Ended June 30, 1995 and 1994
                        Tax Equivalent Basis, Thousands of Dollars
                                        Unaudited

                               ____________________Six_Months_Ended_____________________
                               _______June_30,_1995_______   _______June_30,_1994_______
                               Average             Average   Average             Average
ASSETS                         Balance  Interest   _Rate__   Balance  Interest   _Rate__
INTEREST-EARNING ASSETS:
Loans, net of unearned income* $51,013  ___2,228     8.81%   $42,002  ___1,765     8.47%
Investment securities: **
 Taxable......................  20,016       648     6.53     23,255       754     6.54
 Nontaxable...................  _1,439  ______48     6.73     ___556  ______19     6.89
  Total investment securities.  21,455       696     6.54     23,811       773     6.55
Federal funds sold............  _2,732  ______80     5.91     _2,823  ______48     3.43
 Total interest-earning assets  75,200  ___3,004     8.06     68,636  ___2,586     7.60
NONINTEREST-EARNING ASSETS AND
 ALLOWANCE FOR LOAN LOSSES:
Cash and due from banks.......   4,778                         4,492
Bank premises and equipment...   1,987                         1,859
Other assets..................   1,513                         1,814
Allowance for loan losses.....  (1,099)                       (1,176)
  Total assets................ $82,379                       $75,625
                                ======                        ======
LIABILITIES_AND
STOCKHOLDERS'_EQUITY
INTEREST-BEARING LIABILITIES:
NOW accounts.................. $10,416       117     2.27    $10,663       104     1.97
Money market accounts.........   7,436       105     2.85      8,356       107     2.58
Savings deposits..............   9,238       134     2.93      9,780       131     2.70
Time deposits.................  30,921   ____814     5.31     23,369  _____445     3.84
  Total interest-bearing
   deposits...................  58,011     1,170     4.07     52,168       787     3.04
Short-term borrowings.........  ___135   ______5     7.47     ___100  _______4     8.07
  Total interest-bearing
   liabilities................  58,146   __1,175     4.08     52,268  _____791     3.05
NONINTEREST-BEARING LIABILITIES
 AND STOCKHOLDERS' EQUITY:
Noninterest-bearing deposits..  15,793                        15,596
Other liabilities.............     573                           393
Stockholders' equity..........  _7,867                        _7,368
  Total liabilities and
   stockholders' equity....... $82,379                       $75,625
                                ======                        ======
Net interest earned on total
 interest-earning assets...... $75,200     1,829     4.90%   $68,636     1,795     5.27%
                                ======   =======              ======   =======

 *Nonaccruing loan balances are included in loans for purposes of this analysis.
**Investment securities are shown at amortized cost, with net market gains or losses on available-for-sale securities included in other assets.







                            AMERICAN BANCSHARES OF HOUMA, INC.
                    Comparative Changes in Interest Income and Expense
                     For the Six Months Ended June 30, 1995 and 1994
                        Tax Equivalent Basis, Thousands of Dollars
                                   Thousands of Dollars
                                        Unaudited

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
INTEREST_INCOME
Loans........................  $__391    ____72     __463    $__298    __(100)    __198
Investment securities:
 Taxable.....................    (105)       (1)     (106)     (186)      (52)     (238)
 Nontaxable..................   ___29    ___---     ___29     ___16    ____(1)    ___15
  Total investments..........     (76)       (1)      (77)     (170)      (53)     (223)
Federal funds sold...........   ___(2)   ____34     ___32     ___25    _____4     ___29

  Total interest income......   __313    ___105     __418     __153    __(149)    ____4

INTEREST_EXPENSE
Interest-bearing deposits:
 NOW accounts................      (2)       15        13         4       ---         4
 Money market accounts.......     (12)       10        (2)      (16)       (2)      (18)
 Savings deposits............      (8)       11         3       ---       (10)      (10)
 Time deposits...............   __169    ___200     __369     ____3    _____6     ____9

  Total interest-bearing
   deposits..................     147       236       383        (9)       (6)      (15)
 Short-term borrowings.......   ____1    ___---     ____1     ___(1)   _____1    ___---

  Total interest expense.....   __148    ___236     __384     __(10)   ____(5)   ___(15)

  Net interest income........  $  165      (131)       34    $  163      (144)       19
                                =====    ======     =====     =====    ======    ======

NOTE:  The change in interest due to both volume and rate has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of change in each.



















                        PART II - OTHER INFORMATION


Item_1._Legal_Proceedings.

     Regarding the suit of Alfred P. Cenac, Jr., et al. previously disclosed in the 1994 Annual Report on Form 10-KSB filed on March 30, 1995, the plaintiffs filed an appeal on May 11, 1995, in the United States District Court. On July 18, 1995, the Court dismissed the plaintiffs' appeal without prejudice. Bank management and its legal counsel now consider this case closed.

     No other material developments have occurred in the legal proceedings previously disclosed in the 1994 Annual Report on Form 10-KSB.

Item_6._Exhibits_and_Reports_on_Form_8-K.

     During the quarter ended June 30, 1995, no reports on Form 8-K have been filed.



                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         American_Bancshares_of_Houma,_Inc.
                                         (Registrant)



Date: August_10,_1995                    /s/_Robert_W._Boquet______________
                                         Robert W. Boquet
                                         President and C.E.O.
                                         Principal Financial Officer