Form 10QSB/A
period 1995-03-31
AMERICAN BANCSHARES OF HOUMA INC
filed 1995-11-13
CIK 352801

U. S. Securities and Exchange Commission
                                 Washington, D.C.  20549
                                      Form 10-QSB/A

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





















                                    TABLE OF CONTENTS



PART I--FINANCIAL INFORMATION

  Item 1.  Financial Statements.

    Consolidated Statements of Condition -
      March 31, 1995 and December 31, 1994................................

    Consolidated Statements of Income -
      Periods Ended March 31, 1995 and 1994...............................

    Consolidated Statements of Changes in Stockholders' Equity -
      Periods Ended March 31, 1995 and 1994...............................

    Consolidated Statements of Cash Flows -
      Periods Ended March 31, 1995 and 1994...............................

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











                            AMERICAN BANCSHARES OF HOUMA, INC.
                        Notes to Consolidated Financial Statements
                                 March 31, 1995 and 1994
                                        Unaudited



(1)  Summary of Significant Accounting Policies

     The Company adopted Statement of Financial Accounting Standards (FAS) NO. 114, "Accounting for Loan Impairment by Creditors," effective January 1, 1995. This statement requires the measurement of impaired loans to be based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of its collateral. The statement does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Company, loans collectively evaluated for impairment include all single family mortgage loans, loans to individuals for household, family and other consumer expenditures, and performing multi-family and commercial and industrial real estate loans ("major loans") under a certain dollar amount, excluding loans which have entered the workout process.

     The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Within the scope of FAS 114, impaired loans include troubled debt restructurings and performing and nonperforming major loans in which full payment of principal and interest is not expected.

     The Company also adopted FAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," effective January 1, 1995. This statement allows a creditor to use existing methods for recognizing interest income on impaired loans.

     FAS 114 provides that troubled debt restructurings completed before the adoption of the statement do not have to be treated as impaired if they are not impaired in relation to their restructured terms. Such loans may continue to be accounted for in accordance with the provisions of FAS 15 prior to its amendment by FAS 114. Upon adoption of the statement, the Company's restructured debt totaled $1,040,479. These loans are not considered impaired in relation to their restructured terms and continue to be accounted for in accordance with the provisions of FAS 15.

     The Company had no impaired loans during the quarter ending March 31, 1995. The adoption of these statements resulted in no additional provisions for loan losses or changes in the amount of interest income reported.

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


                                      American_Bancshares_of_Houma,_Inc.
                                      (Registrant)



Date: November_10,_1995               /s/_Robert_W._Boquet______________
                                      Robert W. Boquet
                                      President and C.E.O.
                                      Principal Financial Officer