Form 10QSB
period 1995-09-30
AMERICAN BANCSHARES OF HOUMA INC
filed 1995-11-13
CIK 352801

U. S. Securities and Exchange Commission
                          Washington, D.C.  20549
                                Form 10-QSB

(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
      For the quarterly period ended September 30,_1995

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

     The number of shares of common stock, $3.00 par value, outstanding as of September 30, 1995, was 229,564.

     Transitional Small Business Disclosure Format (check one):  Yes ___.
No _X_.





















                                    TABLE OF CONTENTS



PART I--FINANCIAL INFORMATION

  Item 1.  Financial Statements.

    Consolidated Statements of Condition -
      September 30, 1995 and December 31, 1994............................

    Consolidated Statements of Income -
      Periods Ended September 30, 1995 and 1994...........................

    Consolidated Statements of Changes in Stockholders' Equity -
      Periods Ended September 30, 1995 and 1994...........................

    Consolidated Statements of Cash Flows -
      Periods Ended September 30, 1995 and 1994...........................

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


PART II--OTHER INFORMATION

  Item 1.  Legal Proceedings..............................................

  Item 6.  Exhibits and Reports on Form 8-K...............................


SIGNATURES................................................................



























                            AMERICAN BANCSHARES OF HOUMA, INC.
                           Consolidated Statements of Condition
                         September 30, 1995 and December 31, 1994
                                   Thousands of Dollars
                                        Unaudited


                                                                  Sept 30,  Dec. 31,
                                                                  __1995__  __1994__
ASSETS
Cash and due from banks.......................................... $  5,111  $  4,667
Federal funds sold...............................................  ____700   __5,700
           Total cash and cash equivalents.......................    5,811    10,367
Investment securities:
  Available-for-sale securities at fair value (amortized cost
    of $18,718 and $9,885 in 1995 and 1994, respectively)........   18,825     9,608
  Held-to-maturity securities at amortized cost (fair value of
    $7,381 and $8,042 in 1995 and 1994, respectively)............  __7,354   __8,380
           Total investment securities...........................   26,179    17,988

Loans............................................................   51,257    51,652
  Less:  Unearned income.........................................     (157)     (161)
         Allowance for loan losses...............................  _(1,079)  _(1,133)
           Loans, net............................................   50,021    50,358
Premises and equipment...........................................    2,065     1,970
Real estate acquired by foreclosure..............................      313       335
Other assets.....................................................  __1,261   __1,329
             Total assets........................................ $ 85,650  $ 82,347
                                                                   =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits (Note 2):
  Noninterest-bearing............................................ $ 15,965  $ 16,372
  Interest-bearing...............................................  _60,023   _57,889
           Total deposits........................................   75,988    74,261
Federal funds purchased and securities sold under
  repurchase agreements..........................................      310       168
Other liabilities................................................  ____897   ____394
           Total liabilities.....................................  _77,195   _74,823

Stockholders' equity:
  Common stock ($3.00 par value; 1,000,000 shares
    authorized; 258,737 shares issued)...........................      776       776
  Paid-in capital................................................    4,263     4,263
  Retained earnings..............................................    4,279     3,602
  Net unrealized gains (losses) on available-for-sale securities.       71      (183)
  Treasury stock (Cost of 29,173 shares).........................  ___(934)   __(934)
           Total stockholders' equity............................  __8,455   __7,524
             Total liabilities and stockholders' equity.......... $ 85,650  $ 82,347
                                                                   =======   =======

See notes to consolidated financial statements.








                            AMERICAN BANCSHARES OF HOUMA, INC.
                            Consolidated Statements of Income
                        Periods Ended September 30, 1995 and 1994
                      Thousands of Dollars Except for Per Share Data
                                        Unaudited

                                              Three_Months_Ended   Nine_Months_Ended_
                                              Sept 30,  Sept 30,   Sept 30,  Sept 30,
                                              __1995__  __1994__   __1995__  __1994__
     Interest income:
     Interest and fees on loans.............. $  1,137  $  1,075   $  3,365  $  2,839
     Taxable securities income...............      353       297      1,002     1,052
     Nontaxable securities income............       27        17         60        30
     Interest on federal funds sold..........  _____41   _____16    ____121   _____64
         Total interest income...............  __1,558   __1,405    __4,548   __3,985

     Interest expense:
     Interest on deposits (Note 2)...........      622       441      1,793     1,229
     Interest on federal funds purchased and
       securities sold under repurchase
       agreements............................  ______7   ______6    _____12   ______9
         Total interest expense..............  ____629   ____447    __1,805   __1,238

     Net interest income.....................      928       958      2,743     2,747

     Provisions for loan losses..............  ____---   ____---    ____---   ______5

     Net interest income after provisions
       for loan losses.......................      928       958      2,743     2,742

     Noninterest income, excluding investment
       securities gains and losses (Note 3)..      354       291        966       965

     Investment securities gains (losses)....      ---        33         (1)       33

     Noninterest expense (Note 4)............  ____811   ____842    __2,586   __2,535

     Earnings before income taxes............      471       440      1,122     1,205

     Provision for income taxes..............  ____156   ____148    ____353   ____395

     Net earnings............................ $    315  $    292   $    769  $    810
                                               =======   =======    =======   =======

     PER SHARE DATA:
     Net earnings............................ $   1.37  $   1.27   $   3.35  $   3.53
                                               =======   =======    =======   =======

     Average common shares outstanding.......  229,564   229,564    229,564   229,564
                                               =======   =======    =======   =======

     See notes to consolidated financial statements.








                            AMERICAN BANCSHARES OF HOUMA, INC.
                Consolidated Statements of Changes in Stockholders' Equity
                      Nine Months Ended September 30, 1995 and 1994
                                   Thousands of Dollars
                                        Unaudited


                                                                      Net unreal-
                                                                      ized Gains
                                                                      (Losses) on
                                                                      Available-
                                Common  Paid-in  Retained   Treasury  for-Sale
                                Stock_  Capital  Earnings   _Stock__  Securities_  Total

Balance at December 31, 1993.. $   776    4,263    2,818       (934)      292      7,215
Net earnings..................     ---      ---      810        ---       ---        810
Dividends ($0.25 per share)...                       (57)                            (57)
Change in net unrealized gains
  or losses on available-for-
  sale securities.............   __---    __---    __---      __---     _(384)     _(384)
Balance at Sept 30, 1994...... $   776    4,263    3,571       (934)      (92)     7,584
                                 =====    =====    =====      =====     =====      =====

Balance at December 31, 1994.. $   776    4,263    3,602       (934)     (183)     7,524
Net earnings..................     ---      ---      769        ---       ---        769
Dividends ($0.40 per share)...                       (92)                            (92)
Change in net unrealized gains
  or losses on available-for-
  sale securities.............   __---    __---    __---      __---     __254      __254
Balance at Sept 30, 1995...... $   776    4,263    4,279       (934)       71      8,455
                                 =====    =====    =====      =====     =====      =====



See notes to consolidated financial statements.

























                            AMERICAN BANCSHARES OF HOUMA, INC.
                          Consolidated Statements of Cash Flows
                      Nine Months Ended September 30, 1995 and 1994
                                   Thousands of Dollars
                                        Unaudited

                                                            Nine_Months_Ended_
                                                            Sept 30,  Sept 30,
                                                            __1995__  __1994__

Cash flows from operating activities:
  Interest received.......................................  $  4,535  $  3,908
  Fees and commissions received...........................     1,037     1,078
  Interest paid...........................................    (1,636)   (1,174)
  Other expenses paid.....................................    (2,399)   (2,404)
  Income taxes paid.......................................    __(299)   ___(72)

    Net cash provided by operating activities.............    _1,238    _1,336

Cash flows from investing activities:
  Proceeds from sales of available-for-sale securities....       999     4,337
  Proceeds from paydowns and maturities
    of available-for-sale securities......................     1,623     3,886
  Purchases of available-for-sale securities..............   (11,505)   (1,530)
  Proceeds from paydowns and maturities
    of held-to-maturity securities........................     1,228       665
  Purchases of held-to-maturity securities................       ---    (2,467)
  Loan originations, net of repayments....................       217   (12,329)
  Capital expenditures....................................      (245)     (314)
  Proceeds from sales of foreclosed assets................       127        55
  Net decrease (increase) in other assets.................    ___(13)   ____(8)

    Net cash provided by (used in) investment activities..    (7,569)   (7,705)

Cash flows from financing activities:
  Net increase (decrease) in deposits.....................     1,727     4,599
  Net increase (decrease) in securities sold
    under repurchase agreements...........................       142       188
  Dividends paid..........................................       (92)      (57)
  Net increase (decrease) in other liabilities............    ____(2)   _____7
    Net cash provided by (used in) financing activities...    _1,775    _4,737

Net increase (decrease) in cash and cash equivalents......    (4,556)   (1,632)

Cash and cash equivalents at beginning of period..........    10,367    _7,034

Cash and cash equivalents at end of period................  $  5,811  $  5,402
                                                              ======    ======

                                                                 (continued)


See notes to consolidated financial statements.







                            AMERICAN BANCSHARES OF HOUMA, INC.
                          Consolidated Statements of Cash Flows
                      Nine Months Ended September 30, 1995 and 1994
                                   Thousands of Dollars
                                        Unaudited

                                                            Nine_Months_Ended_
                                                            Sept 30,  Sept 30,
                                                            __1995__  __1994__

Reconciliation of net income to net cash provided by operating activities:

Net earnings..............................................  $ ___769  $ ___810
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Provisions for loan losses............................       ---         5
    Investment securities losses..........................         1       (33)
    Depreciation and amortization of premises
      and equipment.......................................       149       124
    Losses (gains) on disposals of premises and equipment.         1        36
    Write-downs of foreclosed assets......................        33        69
    Losses (gains) on sales of foreclosed assets..........       (15)      (70)
    Decrease (increase) in interest receivable............       (76)     (154)
    Amortization of goodwill..............................        10        10
    Amortization of premiums and (accretion of discounts)
      on investment securities............................        69        57
    Decrease (increase) in prepaid expenses...............         1       (16)
    Increase (decrease) in accrued expenses...............        73        86
    Increase (decrease) in interest payable...............       169        64
    Increase (decrease) in current income taxes payable...        38        45
    Decrease (increase) in net deferred tax asset.........        16       278
    Net increase (decrease) in deferred loan fees
      and other unearned income...........................    ___---    ____25
        Total adjustments.................................    ___469    ___526

Net cash provided by operating activities.................  $  1,238  $  1,336
                                                              ======    ======


Supplemental schedule of noncash investing activities:

  Assets acquired through foreclosure of loans............  $    263  $     43
                                                              ======    ======

  Loans made to finance sales of foreclosed assets........  $    140  $     73
                                                              ======    ======


See notes to consolidated financial statements.










                     AMERICAN BANCSHARES OF HOUMA, INC.
                 Notes to Consolidated Financial Statements
                        September 30, 1995 and 1994
                                 Unaudited


(1)  Summary of Significant Accounting Policies

     No significant changes in accounting policies have occurred since the filing of the Form 10-KSB report on March 30, 1995, for the fiscal year ended December 31, 1994, other than the adoption of Statement of Financial Accounting Standards No.'s 114 and 118 as previously disclosed in the Form 10-QSB/A (as amended) for the quarter ended March 31, 1995.

     Certain reclassifications have been made to conform to the 1995 presentation of financial information.


(2)  Deposits

     Included in interest-bearing deposits are certificates of deposit of $100,000 or more, which totaled $9,319,355 at September 30, 1995, and $7,411,193 at December 31, 1994.

     Interest expense on certificates of deposit of $100,000 or more totaled $351,754 and $153,304 for the nine months ended September 30, 1995 and 1994, respectively. For the quarters ended September 30, 1995 and 1994, interest expense on certificates of deposit of $100,000 or more totaled $130,295 and $59,655, respectively.


(3)  Noninterest Income

     Details of noninterest income, excluding investment securities gains and losses, are as follows:
                                                Three_Months_Ended   Nine_Months_Ended_
        (Thousands of Dollars)                  Sept 30,  Sept 30,   Sept 30,  Sept 30,
                                                __1995__  __1994__   __1995__  __1994__
       Service charges on deposit accounts..... $    244  $    222   $    705  $    640
       Secondary market loan origination fees..       59        24        100       134
       Other loan fee income...................        5        13         18        68
       Other................................... ______46  ______32   _____143  _____123
                                                $    354  $    291   $    966  $    965
                                                ========  ========   ========  ========















(4)  Noninterest Expense

     Details of noninterest expense are as follows:

                                                Three_Months_Ended   Nine_Months_Ended_
        (Thousands of Dollars)                  Sept 30,  Sept 30,   Sept 30,  Sept 30,
                                                __1995__  __1994__   __1995__  __1994__
       Salaries and employee benefits.......... $    419  $    395   $  1,260  $  1,264
       Net occupancy expense of premises.......      105       102        301       312
       Equipment expense.......................       68        59        191       173
       Advertising, marketing and promotion....       23        11         66        38
       FDIC and state assessments..............        1        42         89       123
       Stationery, printing and supplies.......       29        36         92       110
       Data processing.........................       35        35        101       104
       Directors' fees.........................       37        22        122        74
       Legal and professional fees.............       14        35         85        76
       Postage.................................       19        20         58        55
       Telephone expense.......................       16        17         50        48
       Net foreclosed assets expense (income)..      (15)        8         (8)      (21)
       Other................................... ______60  ______60   _____179  _____179
                                                $    811  $    842   $  2,586  $  2,535
                                                ========  ========   ========  ========






































                     AMERICAN BANCSHARES OF HOUMA. INC.
                    Management's Discussion and Analysis

     American Bancshares of Houma, Inc. (the Company) is a one-bank holding company whose primary asset is the 100% ownership of American Bank and Trust Company of Houma (the Bank) domiciled in Houma, Louisiana.


Overview

     The Company earned $769,000 or $3.35 per share for the nine month period ending September 30, 1995, providing a 1.23% return on average assets and a 12.78% return on average equity. Year-to-date net earnings decreased by $41,000 or $0.18 per share from the same period in 1994 due primarily to increased overhead expenses and reduced investment securities gains realized. Third quarter earnings increased by $23,000 or $0.10 per share due primarily to increased noninterest income and reduced overhead expenses.

     During 1995, the Company's total assets grew by 4.01%, after experiencing growth of 13% to 14% for the year 1994. Total deposits increased $1,727,000 or 2.3% in 1995 due to increased time deposit balances.

     At September 30, 1995, nonaccrual loans totaled $137,000, restructured loans totaled $965,000, loans past due 90 days or more totaled $68,000, and foreclosed assets totaled $346,000. Overall, total nonperforming assets increased by $47,000 or 3.2% since December 31, 1994, primarily due to an increase in nonperforming consumer loans. During 1994, the Bank increased its portfolio of indirect automobile loans significantly by offering financing through several local dealers. Management monitors the portfolio closely and has stepped up collection efforts to minimize delinquencies and potential losses. During the third quarter of 1995, total nonperforming assets decreased by $78,000 or 4.9%.


Net_Interest_Income

     Year-to-date net interest income remained consistent with 1994 levels. The negative effects of a decrease in the net interest margin from 5.30% in 1994 to 4.88% in 1995 were offset by a 9.1% increase in the volume of average interest earning assets. Net interest margin decreased due primarily to the increased cost of funds resulting from higher interest rates and a shift in deposit mix from NOW, money market and savings accounts to certificates of deposit with higher interest rates. An increase in income due to higher loan volume offset the decrease in income due to reduced margin.

     Detailed analysis of the components of and changes in net interest income on a taxable equivalent basis is provided in the "Summary of Average Balance Sheets, Interest, and Interest Rates" and "Comparative Changes in Interest Income and Expense" tables that follow this discussion.








Allowance_and_Provisions_for_Loan_Losses

     No provisions for loan losses were made during the nine months ending September 30, 1995, as the $1,079,000 allowance (representing 2.1% of the portfolio) is deemed to be adequate by Bank management. During the same period in 1994, provisions for loan losses totaled $5,000. The Bank recorded year-to-date net charge-offs of $54,000 in 1995 compared to net recoveries of $59,000 for the same period in 1994.


Noninterest_Income

     Year-to-date noninterest income, excluding investment securities gains and losses, also remained consistent with 1994 levels. Increased service charge income on deposit accounts largely offset reduced secondary market mortgage loan origination and other loan fee income. Service charge income increased primarily due to a new pricing structure on high-volume commercial accounts and increased NSF volume. The volume of mortgage loans originated for sale in the secondary market decreased in 1995 due primarily to higher mortgage interest rates. Third quarter volume has increased, however, as interest rates have come down. Details of other noninterest income are provided in note 3 to the consolidated financial statements.


Noninterest_Expense

     Year-to-date total overhead expenses increased by $51,000 or 2.0% over the same period in 1994. Total salaries and employee benefits decreased slightly as reduced accruals for retirement plan contributions offset increased wages and other benefits. Accruals for retirement plan contributions decreased by $74,000 in 1995 due to the 1994 contribution of $92,000 to Employee Stock Ownership Plan which increased retirement plan expense in that year. Directors' fees increased by $48,000 due to an increased fee schedule and additional committee meetings. Advertising expense increased by $28,000 due to an expanded marketing program. Equipment expense increased by $18,000 in 1995 due to higher depreciation expense resulting from capital improvements. During the third quarter of 1995, the F.D.I.C. reduced deposit insurance premiums retroactive to June 1, 1995. As a result, year-to-date F.D.I.C. and state assessments decreased by $34,000. Stationery and supplies expense decreased by $18,000 due to improved technology and purchasing practices. Additional information on other expenses is provided in note 4 to the consolidated financial statements.


Liquidity

     The Bank's liquidity ratio, which is a measure of net cash, short-term and marketable assets as a percent of net deposits and short-term liabilities, equaled 31.7% at September 30, 1995, compared to 26.7% at December 31, 1994. Management strives to maintain a minimum liquidity ratio of 25%. Total loans, net of unearned discounts, represented 67.2% of total deposits at September 30, 1995, compared to 69.3% at December 31, 1994. Federal funds sold and investments in short-term, high quality U.
S. Government and U. S. Government Agency securities provide a source of ongoing liquidity for the Bank. The investment portfolio is structured to provide a ladder of maturities to ensure that funds will be available when needed. Also, a significant portion of the investment portfolio is classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115. While the Bank has the intent to hold these securities indefinitely, they are available for disposal and may be sold for liquidity as well as other reasons. The Bank also has the ability to purchase federal funds from correspondent banks and to pledge securities for other borrowings if necessary to satisfy temporary liquidity needs. Management believes that these factors place the Bank in a sound liquidity position.


Capital_Adequacy_&_Dividends

     Regulatory capital guidelines set forth minimum ratios of total capital to total "risk-weighted" assets of 8.0%, "Tier 1" capital to total "risk-weighted" assets of 4.0%, and a leverage ratio ("Tier 1" capital to total assets) of 4%. Because the Company has total consolidated assets of less than $150 million and meets certain other conditions, the guidelines are applied on a bank-only basis. For the Bank, "Tier 1" capital consists of its shareholders' equity, excluding net unrealized market gains or losses on available-for-sale securities. Total capital consists of "Tier 1" capital plus an allowable portion of the allowance for loan losses. At September 30, 1995, the Bank's total capital to total "risk-weighted" assets ratio equaled 18.32%, its "Tier 1" capital to total "risk-weighted" assets ratio equaled 17.06%, and its leverage ratio equaled 9.55%.

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















                            AMERICAN BANCSHARES OF HOUMA, INC.
             Summary of Average Balance Sheets, Interest, and Interest Rates
                      Nine Months Ended September 30, 1995 and 1994
                        Tax Equivalent Basis, Thousands of Dollars
                                        Unaudited

                               ___________________Nine_Months_Ended_____________________
                               _______Sept_30,_1995_______   _______Sept_30,_1994_______
                               Average             Average   Average             Average
                               Balance  Interest   _Rate__   Balance  Interest   _Rate__
ASSETS
INTEREST-EARNING ASSETS:
Loans, net of unearned income* $50,817  ___3,365     8.85%   $44,529  ___2,839     8.52%
Investment securities: **
 Taxable......................  20,595     1,002     6.50     21,877     1,052     6.43
 Nontaxable...................  _1,770  ______87     6.57     ___844  ______44     6.97
  Total investment securities.  22,365     1,089     6.51     22,721     1,096     6.45
Federal funds sold............  _2,771  _____121     5.84     _2,365  ______64     3.62
 Total interest-earning assets  75,953  ___4,575     8.05     69,615  ___3,999     7.68
NONINTEREST-EARNING ASSETS AND
 ALLOWANCE FOR LOAN LOSSES:
Cash and due from banks.......   4,884                         4,504
Bank premises and equipment...   2,015                         1,909
Other assets..................   1,554                         1,520
Allowance for loan losses.....  (1,106)                       (1,189)
  Total assets................ $83,300                       $76,359
                                ======                        ======
LIABILITIES_AND
STOCKHOLDERS'_EQUITY
INTEREST-BEARING LIABILITIES:
NOW accounts.................. $10,441       167     2.14    $10,755       161     2.00
Money market accounts.........   7,313       150     2.74      8,163       159     2.60
Savings deposits..............   9,064       193     2.85      9,757       200     2.70
Time deposits.................  31,743   __1,283     5.40     23,945  _____709     3.96
  Total interest-bearing
   deposits...................  58,561     1,793     4.09     52,620     1,229     3.12
Short-term borrowings.........  ___207   _____12     7.75     ___170  _______9     7.08
  Total interest-bearing
   liabilities................  58,768   __1,805     4.11     52,790  ___1,238     3.14
NONINTEREST-BEARING LIABILITIES
 AND STOCKHOLDERS' EQUITY:
Noninterest-bearing deposits..  15,909                        15,739
Other liabilities.............     581                           416
Stockholders' equity..........  _8,042                        _7,414
  Total liabilities and
   stockholders' equity....... $83,300                       $76,359
                                ======                        ======
Net interest earned on total
 interest-earning assets...... $75,953     2,770     4.88%   $69,615     2,761     5.30%
                                ======   =======              ======   =======

 *Nonaccruing loan balances are included in loans for purposes of this analysis.
**Investment securities are shown at amortized cost, with net market gains or losses on available-for-sale securities included in other assets.






                            AMERICAN BANCSHARES OF HOUMA, INC.
                    Comparative Changes in Interest Income and Expense
                  For the Nine Months Ended September 30, 1995 and 1994
                        Tax Equivalent Basis, Thousands of Dollars
                                   Thousands of Dollars
                                        Unaudited

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
INTEREST_INCOME
Loans........................  $__413    ___113     __526    $__578    __(116)    __462
Investment securities:
 Taxable.....................     (62)       12       (50)     (323)      (87)     (410)
 Nontaxable..................   ___46    ____(3)    ___43     ___39    ____(2)    ___37
  Total investments..........     (16)        9        (7)     (284)      (89)     (373)
Federal funds sold...........   ___12    ____45     ___57     ___14    ____12     ___26

  Total interest income......   __409    ___167     __576     __308    __(193)    __115

INTEREST_EXPENSE
Interest-bearing deposits:
 NOW accounts................      (5)       11         6         3         4         7
 Money market accounts.......     (17)        8        (9)      (25)      ---       (25)
 Savings deposits............     (15)        8        (7)      ---       (10)      (10)
 Time deposits...............   __271    ___303     __574     ___24    ____34     ___58

  Total interest-bearing
   deposits..................     234       330       564         2        28        30
 Short-term borrowings.......   ____2    _____1    _____3     __---    _____3    _____3

  Total interest expense.....   __236    ___331    ___567     ____2    ____31    ____33

  Net interest income........  $  173      (164)        9    $  306      (224)       82
                                =====    ======    ======     =====    ======    ======

NOTE:  The change in interest due to both volume and rate has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of change in each.



















                        PART II - OTHER INFORMATION


Item_1._Legal_Proceedings.


(a) Alfred P. Cenac, Jr., et al. v. American Bank and Trust Company, et al.

     Regarding the suit of Alfred P. Cenac, Jr., et al. previously disclosed in the 1994 Annual Report on Form 10-KSB filed on March 30, 1995, the plaintiffs filed an appeal on May 11, 1995, in the United States District Court. On July 18, 1995, the Court dismissed the plaintiffs' appeal without prejudice. Bank management and its legal counsel now consider this case closed.


(b) State of Louisiana, ex rel, William J. Guste, Jr., Attorney General and the Louisiana Economic Development Corporation v. American Bank and Trust Company of Houma and KTK Holding, Inc.

     It was previously disclosed in the 1994 Annual Report on Form 10-KSB filed on March 30, 1995, that the Trustee of the bankruptcy estate of Kirk Manufacturing of Houma, Inc. ("Kirk") may attempt to recover approximately $278,000 in payments made by Kirk during the one year period preceding Kirk's filing for Chapter 11 relief. The statute of limitations on the time period allowed to bring such action against the Bank has expired, eliminating any potential liability of the Bank for these payments.

     No other material developments have occurred in this case.


Item_6._Exhibits_and_Reports_on_Form_8-K.

     During the quarter ended September 30, 1995, no reports on Form 8-K have been filed.



                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       American_Bancshares_of_Houma,_Inc.
                                       (Registrant)



Date:  November 10, 1995               /s/_Robert_W._Boquet______________
                                       Robert W. Boquet
                                       President and C.E.O.
                                       Principal Financial Officer