Form 10KSB
period 1995-12-31
AMERICAN BANCSHARES OF HOUMA INC
filed 1996-04-01
CIK 352801

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]
                For the fiscal year ended December_31,_1995
                                     or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
            For the transition period from ________ to ________

                       Commission file number 0-10241

                     AMERICAN BANCSHARES OF HOUMA, INC.
               (Name of small business issuer in its charter)

           LOUISIANA                               72-0695017
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

   801_Barrow_Street,_Houma,_Louisiana               70360
(Address of principal executive offices)           (Zip Code)

      Issuer's telephone number, including area code:  (504)_872-1434

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
                                                             $3.00 Par
                                                             Value

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ].

     State issuer's revenues for its most recent fiscal year.  $7,412,959

     The aggregate market value of the voting stock held by nonaffiliates* at March 25, 1996, was $9,859,352. As per the terms of a definitive agreement for merger with Regions Financial Corporation, a price of 1.66 times the closing market price of Regions common stock (traded on the NASDAQ under the symbol "RGBK") was used to compute the aggregate market value.

     The number of shares of common stock, $3.00 Par Value, outstanding at March 25, 1996, was 229,564.

                    Documents_Incorporated_by_Reference

Document                                                Part_of_Form_10-KSB
Annual Report to Shareholders for fiscal year
  ended December 31, 1995, as specifically referred
  to herein............................................ Part I, Part II,
                                                        Part III and
                                                        Part IV

*For purposes of this computation only, shares held by directors, officers, 5% shareholders and Issuer's employee stock ownership plan are excluded.



                                   PART_I


Item_1._Description_of_Business

  (a) General Information

      The information called for by Item 1 is included in Issuer's 1995 Annual Report under the caption "Description of Business" and is incorporated herein by reference.

  (b) Statistical Information

      1. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

          Portions of the information called for by this item of Industry Guide 3 are included in the Issuer's 1995 Annual Report under the captions "Summary of Average Balance Sheet, Interest and Interest Rates" and "Comparative Changes in Interest Income and Expense" and is incorporated herein by reference. As additional disclosure, the following table sets forth the Company's interest rate sensitivity analysis as of December 31, 1995 (dollars in thousands):

                                                             After
                                                             Three          One
                                               Within        Through      Through       After Five
                                               Three         Twelve        Five         Years or
                                              _Months_      _Months_      _Years__      Insensitive   _Totals_
          Loans, net of unearned income...... $12,620         8,375        23,953         5,865        50,813
          Investment securities..............   2,084         4,178        19,361           813        26,436
          Federal funds sold................. __1,300_      ____---_      ____---_      ____---_      __1,300_
          Total earning assets............... $16,004        12,553        43,314         6,678        78,549
                                              ========      ========      ========      ========      ========
                                                20.38%        15.98%        55.14%         8.50%       100.00%
                                              ========      ========      ========      ========      ========
          Interest bearing deposits:
            NOW & Savings accounts........... $   ---         2,807        15,908           ---        18,715
            Money market accounts............   1,242         3,727         3,313           ---         8,282
            Time deposits under $100,000.....   6,502         9,674         8,050           ---        24,226
            Time deposits of $100,000
              or more........................   3,584         2,745         3,080           ---         9,409
          Securities sold under
            repurchase agreements............ ____107_      _____93_      ____---_      ____---_      ____200_
          Total interest-bearing liabilities.  11,435        19,046        30,351           ---        60,832
          Noninterest bearing funds.......... ____---_      ____---_      ____---_      _17,717_      _17,717_
          Funds supporting earning assets.... $11,435        19,046        30,351        17,717        78,549
                                              ========      ========      ========      ========      ========
                                                14.56%        24.25%        38.64%       22.55%        100.00%
                                              ========      ========      ========      ========      ========

          Interest sensitivity gap........... $ 4,569        (6,493)       12,963       (11,039)          ---
          Cumulative gap.....................   4,569        (1,924)       11,039           ---           ---
          Cumulative gap as a percent
            of total earning assets..........    5.82%       (2.45%)        14.05%          ---           ---

          In the above table, adjustable rate assets are shown based on the next repricing opportunity. Fixed rate assets and liabilities are shown based on their contractual payment schedules. Investment securities are shown at amortized cost, and pre-payment estimates are included for mortgage-backed securities. Interest-bearing, non-maturity deposits (NOW, savings and money market accounts) have been a relatively stable source of funds for the Bank. Also, the repricing of these deposits do not result in rate changes of the same magnitude as changes in general market rates. Because of these factors, interest-bearing, non-maturity deposits are allocated by management across the first three time bands.

      2.  Investment Portfolio

          Portions of the information called for by this item of Industry Guide 3 are included in the Issuer's 1995 Annual Report in notes 1(d) and 3 to the consolidated financial statements and is incorporated herein by reference. As additional disclosure, the following table presents the amortized cost of investment securities by ranges of maturities and tax equivalent yields for each range of maturities as of December 31, 1995 (dollars in thousands):

                                                         After One     After Five
                                             Within      But Within    But Within    After
          Investment Securities          ___One_Year__ __Five_Years_ __Ten_Years__ __Ten_Years__ ____Total____
          Maturities and Yields:         _Amount Yield _Amount Yield _Amount Yield _Amount Yield _Amount Yield
          Available-for-sale securities:
           U.S. Treasury securities and
            obligations of U.S.
            Government agencies and
            corporations................ $ 6,006 7.17% $14,333 6.19% $   ---  ---% $   ---  ---% $20,339 6.48%
           Obligations of states and
            political subdivisions......     ---  ---    1,011 6.32      403 6.37      ---  ---    1,414 6.33
           Mortgage-backed securities... ____---  ---  __1,136 6.07  ____---  ---  ____---  ---  __1,136 6.07
             Total available-for-sale
              securities................ __6,006 7.17  _16,480 6.19  ____403 6.37  ____---  ---  _22,889 6.45

          Held-to-maturity securities:
           U.S. Treasury securities and
            obligations of U.S.
            Government agencies and
            corporations................     ---  ---    1,500 6.05      ---  ---      ---  ---    1,500 6.05
           Obligations of states and
            political subdivisions......      22 5.40    1,197 6.67      410 6.79      ---  ---    1,629 6.68
           Mortgage-backed securities... ____---  ---  ____418 6.95  ____---  ---  ____---  ---  ____418 6.95
             Total held-to-maturity
              securities................ _____22 5.40  __3,115 6.41  ____410 6.79  ____---  ---  __3,547 6.45

          Total investment securities... $ 6,028 7.16%  19,595 6.22% $   813 6.58% $   ---  ---% $26,436 6.45%
                                         =======       =======       =======       =======       =======

          In the above table, yields on obligations of states and political subdivisions are shown as tax equivalent amounts based on a 34% federal income tax rate and adjusted for the nondeductibility of certain interest expense incurred to carry tax-exempt obligations.

      3.  Loan Portfolio

          Portions of the information called for by this item of Industry Guide 3 are included in the Issuer's 1995 Annual Report in notes 1(e), 1(f), 1(g), 4 and 5 to the consolidated financial statements and is incorporated herein by reference. Additional loan portfolio disclosures follow.

          The following table presents, as of December 31, 1995, maturities of loans classified as commercial and agricultural and real estate - construction based on the remaining schedule of principal payments (amounts in thousands):

                                                           _____________________Maturity______________________
                                                           One Year   After One Year       After
          Type of Loans:                                   or_Less_   Through_Five_Years   Five_Years  _Total_
            Commercial and agricultural................... $4,384           1,556             175       6,115
            Real estate - construction.................... $1,743             129             190       2,062

          Of the total loans above due after one year, approximately $669,000 are loans with floating interest rates while the remaining $1,381,000 have predetermined interest rates. Additionally, approximately $186,000 of the loans due after one year with predetermined interest rates balloon within one year for repricing purposes.

          The following table presents an analysis of nonaccrual, past due and restructured loans by type as of December 31, 1995 and 1994 (amounts in thousands):

                                                           __December_31,__
          Nonaccrual Loans:                                __1995_  __1994_

            Loans to individuals.......................... $   78        7
                                                           =======  =======
          Loans contractually past due 90 days or more as to interest or principal payments (These loans are adequately collateralized and in the process of collection, and accordingly are not included in the nonaccrual loans above):

              Real estate-mortgage........................ $  ---       12
              Loans to individuals........................ ___112_  ____42_
                                                           $  112       54
                                                           =======  =======

          Loans, the terms of which have been restructured to provide a reduction of deferral of interest or principal because of a deterioration in financial condition of the borrower:

              Real estate - mortgage...................... $  949    1,041
                                                           =======  =======

          As of December 31, 1995, management was unaware of any potential problem loans that have not been disclosed above where possible credit problems of borrowers would cause management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms or would require such loans to be disclosed above.

      4.  Summary of Loan Loss Experience

          The following table summarizes loan balances at the end of each period and yearly averages, changes in the allowance arising from charge-offs and recoveries by category and additions to the allowance which have been charged to operations (dollars in thousands):
                                                            Year Ended
                                                         ___December_31,___
                                                         __1995__  __1994__
          Total loans outstanding at end of year, net of
            unearned income............................. $50,813    51,491
                                                         ========  ========
          Average amount of loans outstanding, net of
            unearned income............................. $50,872    46,343
                                                         ========  ========

          Balance of allowance for loan losses at
            beginning of year........................... $_1,133_  __1,162_

          Loans charged off:
            Loans to individuals........................ ____366_  ____117_

          Recoveries of loans previously charged off:
            Commercial and agricultural.................     130         4
            Real estate - mortgage......................      13        58
            Loans to individuals........................ _____83_  _____21_
              Total recoveries.......................... ____226_  _____83_

          Net charge-offs............................... ____140_  _____34_

          Provisions for loan losses charged to
            operating expense........................... ____---_  ______5_

          Balance of allowance for loan losses at end
            of year..................................... $   993     1,133
                                                         ========  ========
          Ratio of net charge-offs to average loans
            outstanding.................................    0.28%     0.07%
                                                          =======  ========

          The entire allowance is available to absorb loan losses regardless of type. The following table presents an allocation of the allowance by loan type based on management's estimates of potential losses as of December 31, 1995 and 1994. The table also presents the percentage of loans in each category to total loans (dollars in thousands):

                                                                      _______________December_31,_____________
                                                                      ________1995_______  ________1994_______
          Balance applicable to:                                      Allowance  Loan_Mix  Allowance  Loan_Mix
            Commercial and agricultural.............................. $     74      12.0%  $     66      10.5%
            Real estate - mortgage...................................      406      59.1        488      54.6
            Real estate - construction...............................       29       4.1         24       3.5
            Loans to individuals.....................................      186      24.8        223      31.4
            Unallocated.............................................. _____298_   ___N/A_  _____332_   ___N/A_
                                                                      $    993     100.0%  $  1,133     100.0%
                                                                      =========   =======  =========   =======

      5.  Deposits

          A summary of average deposits and rates paid by category is presented below (dollars in thousands):

                                                                        ________Year_Ended_December_31,_______
                                                                        _______1995_______  _______1994_______
          Deposit Category:                                             _Amount_  __Rate__  _Amount_  __Rate__
            Noninterest-bearing deposits............................... $16,086       ---%  $15,870       ---%
            NOW accounts...............................................  10,405       2.04   10,762       2.04
            Money Markets..............................................   7,229       2.67    8,094       2.67
            Savings....................................................   8,990       2.70    9,702       2.79
            Time....................................................... _32,256_      5.46  _24,814_      4.13
              Total deposits........................................... $74,966             $69,242
                                                                        ========            ========

          Maturities for time deposits of $100,000 or more at December 31, 1995, are as follows (amounts in thousands):

          Three months or less................................. $ 3,584
          Over 3 months through 6 months.......................   1,139
          Over 6 months through 12 months......................   1,606
          Over 12 months....................................... __3,080_
                                                                $ 9,409
                                                                ========

      6.  Return on Assets and Equity

          Consolidated operating and capital ratios are presented in the following table:
                                                          Year Ended
                                                        _December_31,_
                                                        _1995_  _1994_
          Return on average assets.....................  1.22%   1.31%
          Return on average equity..................... 12.57%  13.62%
          Dividend payout ratio........................ 25.66%  22.66%
          Average equity to average assets.............  9.74%   9.61%

Item_2._Description_of_Property

  The information called for by Item 2 is included in Issuer's 1995 Annual Report under the caption "Description of Business" and is incorporated herein by reference.

Item_3._Legal_Proceedings

  State of Louisiana, ex rel, William J. Guste, Jr., Attorney General and the Louisiana Economic Development Corporation v. American Bank and Trust Company of Houma and KTK Holding, Inc.

  On May 22, 1990, the State of Louisiana and the Louisiana Economic Development Corporation (hereinafter collectively referred to as "LEDC") filed a declaratory judgment action against the Bank in the 32nd Judicial Court in Terrebonne Parish. This lawsuit was amended on September 14, 1990. The lawsuit seeks a declaration that LEDC's three million dollar guaranty of an industrial development loan by the Bank to Kirk Manufacturing of Houma, Inc. (the "Loan") is null and void. LEDC claims that the guaranty should be voided because the Bank failed to service the Loan according to its customary and usual business practices. The borrowers defaulted on the Loan and the Bank accelerated the outstanding balance and seized LEDC's three million dollar certificate of deposit in satisfaction of the Loan. On September 14, 1990, LEDC filed two motions in connection with this matter. This first motion sought the reinstatement of LEDC's three million dollar certificate of deposit pending resolution of the case. The second sought the authority to foreclose on the property without prejudice. On November 9, 1990, LEDC and the Bank resolved these motions by stipulating that LEDC could enter an appearance in the Kirk bankruptcy proceedings and take any action necessary to secure the property. LEDC also stipulated that the reinstitution of the three million dollar certificate of deposit would be resolved at the time of trial on the merits. On November 6, 1990, the Bank filed an answer and reconventional demand to LEDC's lawsuit. LEDC filed its answer to the Bank's reconventional demand on February 1, 1991. The Bank does not know when or if LEDC will seek to move this lawsuit forward.

  In 1994, the Bank filed an Exception seeking to dismiss the State as a plaintiff. The Bank also filed a Motion seeking the release of approximately three million dollars of securities which were pledged to secure LEDC's deposit in the Bank in accordance with state law. On March 7, 1995, the court ruled against the Bank both of these issues on the basis that the State was originally the ultimate owner of the deposit and that a summary judgment on the release of the securities would not be appropriate until the case is resolved.

  The Bank and its counsel cannot determine with any certainty the Bank's exposure, if any, at this time. However, the Bank has meritorious defenses and will continue to vigorously defend its position.


Item_4._Submission_of_Matters_to_a_Vote_of_Security_Holders

  There were no matters submitted to a vote of security holders during the fourth quarter of 1995.



                                  PART_II


Item_5._Market_for_Issuer's_Common_Equity_and_Related_Shareholder_Matters

  The information called for by Item 5 is included in Issuer's 1995 Annual Report under the caption "Common Stock Data" and is incorporated herein by reference.

Item_6._Management's_Discussion_and_Analysis_of_Financial_Condition
  and_Results_of_Operation

  The information called for by Item 6 is included in Issuer's 1995 Annual Report in the section titled "Management's Discussion and Analysis of Selected Financial Data" and is incorporated herein by reference.

Item_7._Financial_Statements

  The information called for by Item 7 is included in Issuer's 1995 Annual Report in the section titled "Consolidated Financial Statements" and is incorporated herein by reference.

Item_8._Changes_in_and_Disagreements_with_Accountants_on_Accounting and_Financial_Disclosure

  During the two most recent fiscal years and subsequent interim period, there have been no changes in accountants or disagreements on any matter of accounting principals or practices or financial statement disclosure.



                                  PART_III


Item_9._Directors_and_Executive_Officers;
  Compliance_with_Section_16(a)_of_the_Exchange_Act

  The directors of American Bancshares represent a cross-section of the Terrebonne Parish economy. Individuals in farming, energy, insurance, retail sales and other professional careers are included in the following table, which also discloses the year directorship was attained and the number and percentage of American Bancshares outstanding common stock held as of March 25, 1996.

                                                            Amount and Nature of
                                                Bank        Beneficial Ownership
             Name, Age and                    Director  _(Voting_and_Investment_Power)_  Percent
             Principal_Occupation___________  __Since_  ___Sole__  __Shared_  __Total__  Of_Class

             Robert W. Boquet (age 52)           1984        999        300      1,299     0.6%
              President and Chief
               Executive Officer of the
               Company and American Bank
               and Trust Co. of Houma

             Francis O. Bourg, Jr. (age 73)      1975      8,681        ---      8,681     3.8%
              President, Bourg Bros.
               Moving and Storage

             Russel J. Brien (age 70)            1968      2,783        ---      2,783     1.2%
              President, Russel Brien Farms,
               Inc.

             A. Moore Cook (age 70)              1972     12,808      1,411     14,219     6.2%*
              Chairman of the Board of
               the Company and American
               Bank and Trust Co. of Houma
              Consulting Petroleum Engineer

             Dr. Allen J. Ellender (age 75)      1972        377        ---        377     0.2%
              Retired Physician

             Philip E. Henderson (age 62)        1979      4,905        ---      4,905     2.1%
              Vice Chairman of the Board
               of the Company
              Attorney, Henderson, Hanemann
               & Morris, A Professional Law
                Corporation

             Conrad J. Lirette (age 85)          1967      1,759     11,028     12,787     5.6%*
              President, Bayou Barge
               Company, Inc.

             John B. Marceaux (age 68)           1979      3,805        700      4,505     2.0%
              Marketing Specialist,
               Bayou Oaks Hospital

             Charles A. Page (age 74)            1964        755        ---        755     0.3%
              President, Charles A. Page
               & Sons Insurance Agency, Inc.

                                                            Amount and Nature of
                                                Bank        Beneficial Ownership
             Name, Age and                    Director  _(Voting_and_Investment_Power)_  Percent
             Principal_Occupation___________  __Since_  ___Sole__  __Shared_  __Total__  Of_Class

             Sidney A. Pellegrin (age 78)        1964      1,308        ---      1,308     0.6%
              Real Estate and Office Rentals

             Wm. Clifford Smith (age 60)         1965        466     28,800     29,266    12.7%*
              President, T. Baker Smith &
               Son, Inc., Civil Engineers

             Earl Williams (age 67)              1977      1,500        ---      1,500     0.7%
              President, Earl Williams
               Clothing Store, Inc.

             *Directors Cook, Lirette and Smith are the only shareholders owning more than five percent of American Bancshares' outstanding common stock.

  Each director listed above has been engaged in the principal occupation set forth below his name or employed by the company shown in a similar capacity for the past five years.

  The following directors are the executive officers of American
  Bancshares:

                                   Officer
  Name__________________    Age    Since__      Current_Position___________

  A. Moore Cook              70      1977       Chairman of the Board
  Philip E. Henderson        62      1986       Vice Chairman of the Board
  Robert W. Boquet           52      1984       President and
                                                Chief Executive Officer
  Russel J. Brien            70      1984       Secretary
  Conrad J. Lirette          85      1977       Treasurer

  Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's Directors, Officers and Principal Shareholders report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission. Based on a review of the forms submitted to it, management believes that all required filings for the year 1995 have been made in a timely manner with the exception of one late filing made by Mr. Conrad J. Lirette concerning a single transaction.

Item_10._Executive_Compensation

  (a) Compensation of Chief Executive Officer

      The following table provides a summary of the compensation for the Chief Executive Officer for each of the three years ended December 31, 1995:

                                  _______Annual_Compensation_______
                                                         Other
                                                         Annual      All Other
                                                         Compen-     Compen-
      Name and Principal                                 sation (1)  sation (2)
      Position____________  Year  Salary_($)  Bonus_($)  ____($)___  ____($)___

      Robert W. Boquet      1995   105,000     12,019       17,755      4,965
      President and CEO
      American Bancshares   1994   100,000      1,923        9,586     13,017
        of Houma, Inc. and
      American Bank and     1993    85,200     11,638        5,305      1,932
        Trust Co. of Houma

      (1) Includes director's fees of $16,500 in 1995, $8,300 in 1994, and $3,800 in 1993. Also includes the value of personal use of a Bank-owned vehicle in the amount of $1,255 in 1995, $1,286 in 1994, and $1,505 in 1993.

      (2) Includes term life insurance premiums paid in the amounts of $1,455 in 1995, $1,750 in 1994, and $1,445 in 1993. Includes
          allocations of contributions to the Bank's Employee Stock Ownership Plan of $8,072 in 1994 and $487 in 1993. Includes matching contributions to the Bank's 401(k) plan of $3,510 in 1995 and $3,195 in 1994.

  (b) Compensation of Directors

      Directors of American Bancshares and American Bank are compensated at a rate of $400 for each board meeting and $300 for each committee meeting attended.

  (c) Employment Contracts and Termination of Employment and Change in Control Arrangements

      The Bank currently has in effect a salary continuation agreement with Mr. Robert W. Boquet providing monthly benefits of $875 for a period of ten years to his spouse and/or dependent children in the event of his death while employed by the Bank.

      A second agreement with Mr. Boquet provides severance benefits in the event his employment by the Bank or its successor is "involuntarily terminated" without "just cause", or if he "leaves for good reason", following a "change in control" of the Bank or the Company, all as defined in the agreement. The agreement also provides a one-time cash bonus of $65,000 to Mr. Boquet upon the closing of a merger or acquisition of the Bank or the Company if Mr. Boquet remains an employee of the Bank through the effective date of the merger or acquisition. In the event of Mr. Boquet's termination as described above after a change in control, the agreement provides for a continuation of his annual base salary, payable monthly, for up to three years beginning with the effective date of the merger or acquisition. Annual salary is defined as the greater of his base salary for the preceding twelve month period or $115,000. In the event of such termination, the agreement also provides for the payment of COBRA insurance premiums for 18 months, the continuation of payments for three years on a term life insurance policy currently provided as a benefit to Mr. Boquet, and the transfer of ownership of the automobile provided for Mr. Boquet's use.

Item_11._Security_Ownership_of_Certain_Beneficial_Owners_and_Management

  (a) Security Ownership of Certain Beneficial Owners

      Of the 729 shareholders as of March 25, 1996, three own over five percent of the total outstanding shares:

                                            Amount and Nature of
                                            Beneficial Ownership
      Title of   Name and Address of   (Voting_and_Investment_Power)    Percent
      Class___   Beneficial_Owner___    _Sole_   _Shared_   _Total_     Of_Class

      Common     A. Moore Cook           12,808    1,411     14,219       6.2%
                 P. O. Box 4173
                 Houma, LA.  70361

      Common     Conrad J. Lirette        1,759   11,028     12,787       5.6%
                 P. O. Box 371
                 Houma, LA.   70361

      Common     Wm. Clifford Smith         466   28,800     29,266      12.7%
                 P. O. Box 2266
                 Houma, LA.  70361


  (b) Security Ownership of Management

      Information on the individual security ownership of the Company's directors and officers is included in Item 9 of this report. The following schedule reflects the common stock ownership of all American Bancshares directors and officers as a group:

                          Amount and Nature of
                          Beneficial Ownership
         Title       (Voting_and_Investment_Power)           Percent
         Of_Class     _Sole_    _Shared_  _Total_            Of_Class

         Common       40,146     42,239    82,385             35.9%


  (c) Changes in Control

      The information called for by this part of Item 11 is included in Issuer's 1995 Annual Report in note 15 to the consolidated financial statements and is incorporated herein by reference.

Item_12._Certain_Relationships_and_Related_Transactions

  The Bank has had, and expects to have in the future, banking transactions in the ordinary course of business, including loans, with directors, executive officers and companies or firms affiliated with them. All such loans were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collectibility or present other unfavorable features.



                                  PART_IV


Item_13._Exhibits,_Financial_Statement_Schedules,_and_Reports_on_Form_8-K

  (a) 1. Financial Statements

         The financial statements listed below are incorporated by reference to Issuer's 1995 Annual Report.

         Consolidated Balance Sheets, December 31, 1995 and 1994
         Consolidated Statements of Operations, Years ended December 31,
           1995, 1994 and 1993
         Consolidated Statements of Shareholders' Equity, Years ended
           December 31, 1995, 1994 and 1993
         Consolidated Statements of Cash Flows, Years ended December 31,
           1995, 1994 and 1993
         Notes to Consolidated Financial Statements, Years ended
           December 31, 1995, 1994 and 1993
         Auditors' Report

      2. Financial Statement Schedules

         Schedules not included herein have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

      3. Exhibits

          (3) Restated Articles of Incorporation and amendment thereto and By-Laws of Issuer (incorporated by reference to Exhibit 2 on Form S-14 of American Bancshares of Houma, Inc. Registration Statement No. 2-72194).
         (13)  1995 Annual Report to Shareholders
         (22)  Subsidiary of American Bancshares of Houma, Inc.

  (b) Reports on Form 8-K

      The Issuer has not filed any reports on Form 8-K during the quarter ended December 31, 1995.

                                                                 Exhibit_22





                     SUBSIDIARY OF AMERICAN BANCSHARES
                               OF HOUMA, INC.


                                Jurisdiction of     % of Voting Securities
Name_of_Corporation____         _Incorporation_     ___Owned_by_Parent____


American Bank and Trust            Louisiana                100%
  Company of Houma

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       Registrant:  American Bancshares of Houma, Inc.

                    /s/_Robert_W._Boquet______________________
                    Robert W. Boquet
                    President and Chief Executive Officer

                    DATE:  March_29,_1996


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on dates indicated.

Signature________________   Title________________________   Date__________


/s/_A._M._Cook___________   Chairman of the Board           April_1,_1996_
A. M. Cook


_________________________   Vice-Chairman of the Board      ______________
Philip E. Henderson


/s/_Robert_W._Boquet_____   President and Chief Executive   March_29,_1996
Robert W. Boquet              Officer and Director


/s/_Russel_J._Brien______   Secretary and Director          April_1,_1996_
Russel J. Brien


/s/_Conrad_J._Lirette____   Treasurer and Director          March_29,_1996
Conrad J. Lirette


/s/_Francis_O._Bourg,_Jr.   Director                        March_29,_1996
Francis O. Bourg, Jr.


_________________________   Director                        ______________
Dr. Allen J. Ellender


/s/_John_B._Marceaux_____   Director                        March_29,_1996
John B. Marceaux


_________________________   Director                        ______________
Charles A.  Page

Signature________________   Title________________________   Date__________



/s/_Sidney_A._Pellegrin__   Director                        March_29,_1996
Sidney A. Pellegrin


_________________________   Director                        ______________
Wm. Clifford Smith


/s/_Earl_Williams________   Director                        March_29,_1996
Earl Williams

                     American Bancshares of Houma, Inc.

                               And Subsidiary








                                (Bank Logo)








                               American Bank
                            & Trust Co. of Houma























                               Annual Report
                                    1995

                                  Annual Shareholders' Report

                                  Contents

                                      President's Message to Shareholders
                                       In Memoriam
                                      Description of Business
                                      Transfer Agent and Registrar
                                      Form 10-KSB
                                      Annual Disclosure Statement
                                      Common Stock Data
                                      Selected Financial Data
                                      Management's Discussion and
                                        Analysis of Selected Financial Data
                                      Independent Auditors' Report
                                      Consolidated Financial Statements
                                      Corporate Information

                    President's Message to Shareholders



To the Shareholders of American Bancshares of Houma, Inc.:

     American Bancshares, through its wholly-owned subsidiary, American Bank & Trust Company of Houma, completed 1995 with income of $1,028,978 compared to $1,013,301 for the year ending December 31, 1994. Earnings per share equalled $4.48, increasing the book value of the company to $37.81 per share at year-end. In reviewing the company's balance sheet, deposits reflect an increase of $4,447,050 or 6.0% for the year while loan balances decreased by $672,307 or 1.3%. This increase in deposits, coupled with reductions in the loan portfolio and other asset categories, allowed the bank to invest an additional $8,764,482 in high quality investment securities, resulting in a 48.7% increase in our investment securities portfolio. Total consolidated assets increased by $5,862,786 or 7.1%, ending the year at $88,210.417. One factor enhancing profitability during 1995 was higher net interest income due to the 8.7% increase in average interest earning assets. Interest income increased by $726,572 or 13.5% while interest expense increased by $680,029 or 39.0%.

     In view of the company's continued favorable operating results, our Board of Directors approved annual dividends to shareholders during 1995 of $1.15 per share, a 15% increase over 1994.

     Recently we announced the signing of a definitive agreement with Regions Financial Corporation under which the company would be acquired by Regions. Under the terms of the agreement, the company's shareholders will receive 1.66 shares of Regions' common stock for each share of the company's stock. The transaction, which is structured as a tax-free merger for federal income tax purposes, is subject to the approval of the company's shareholders and the receipt of appropriate regulatory approvals.

     Regions has an outstanding reputation as a strong and responsible bank which prides itself on excellent service to its customers and the communities it operates in. I am confident that our shareholders, customers and staff will benefit from this affiliation.

                                     Sincerely,

                                     /s/ Robert W. Boquet

                                     Robert W. Boquet
                                     President & CEO

                                In Memoriam



     In memory of our esteemed Board Member, William R.  "Bill" Norman,

Sr., the Board of Directors does hereby offer the following resolution:



                                 Resolution



     WHEREAS, Mr. William R. Norman was a long-time member of the Board of

Directors of the American Bank & Trust Company of Houma,



     WHEREAS, Mr. Norman's manifold contributions over the years have caused American Bank to grow and prosper, and



     WHEREAS, Mr. Norman's passing is mourned by his many friends and associates, not only in banking but also in the civic and social fiber of our community, then



     BE IT RESOLVED, that the Board of Directors of the American Bank &

Trust Company of Houma expresses its sorrow and sympathy to Mr. Norman's wife and family at his passing.

                          Description of Business

     American Bancshares of Houma, Inc. (American Bancshares, or the Company) is a one-bank holding company headquartered in Houma, Louisiana. Organized November 30, 1970, as Ter-Am Corporation (a registered bank holding company under the Bank Holding Company Act of 1956), American Bancshares converted to a 100 percent holding company of American Bank and Trust Company of Houma (American Bank, or the Bank) as of October 1, 1981.

     Organized under the Louisiana Corporate Statutes on March 16, 1964, American Bank is a full-service banking institution with $88 million in assets as of December 31, 1995. With the exception of a trust department, the Bank offers banking services such as commercial, mortgage and retail lending and a full range of deposit services. The Bank is a member of the Federal Deposit Insurance Corporation. At December 31, 1995, the Bank's employees numbered 81 consisting of 61 full-time and 20 part-time employees.

     The principal offices of American Bancshares and the Bank are located at 801 Barrow Street, Houma, Louisiana. Houma is the parish seat and primary urban area of Terrebonne Parish, whose population approximates 100,000. In addition to its main office, the Bank has four full-service branches and a limited-service drive-up facility, all located within Terrebonne Parish. One of the Bank's branches is located within the Southland Mall, a regional shopping center. The Bank has automated teller machines (ATM's) at each of its branch locations. In addition, the Bank has positioned an ATM within a local supermarket and plans to install its second ATM within the Southland Mall during the first quarter of 1996. The Bank owns its main office and three of its branch locations and leases the remaining two branch locations. American Bank competes with nine financial institutions with offices in Terrebonne Parish.


                        Transfer Agent and Registrar

     American Bank and Trust Company of Houma; 801 Barrow Street; Houma, Louisiana, 70360.


                                Form 10-KSB

     The annual report on Form 10-KSB, including the financial statements required to be filed with the Securities and Exchange Commission, is available upon written request to Ben D. Borne, Executive Vice President & Cashier, American Bank and Trust Company of Houma, Post Office Box 110, Houma, Louisiana 70361.


                        Annual Disclosure Statement

     Part 350 of the FDIC Rules and Regulations requires banks to make available on request an annual disclosure statement containing certain required information. As permitted by section 350.5(c) of the regulation, the Bank has elected to use this Annual Report as its alternative annual disclosure statement. This annual report has not been confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.

                             Common Stock Data

     The primary market area for American Bancshares' common stock is composed of the South Louisiana parishes of Terrebonne, St. Mary and Lafourche. The Company's stock is not listed on any securities exchange and is not registered with the National Association of Securities Dealers. Starting in November of 1995, the securities brokerage firm of Legg Mason Wood Walker, Inc. (Legg Mason) located in Houma, Louisiana, began handling trades of the Company's stock. Prior to that time, the stock was traded privately by shareholders. For trades in which the price information was made available to the Transfer Agent and Registrar, the range of high and low bid prices are presented below for each quarter within the last two years. Price information for trades prior to November of 1995 was provided by the parties to the individual transactions; otherwise, price information is as per Legg Mason:

                    _______________1995_______________    _______________1994_______________
                    Fourth   Third    Second   First      Fourth   Third    Second   First
                    Quarter  Quarter  Quarter  Quarter    Quarter  Quarter  Quarter  Quarter
High............... $26.00    26.00    28.00    28.00     $22.00    22.00    22.00    22.00
Low................  26.00    25.00    25.00    22.00      22.00    22.00    20.00    17.00

     The Company paid cash dividends totaling $1.15 per share in 1995 and $1.00 per share in 1994 and expects that comparable cash dividends will continue to be paid in the future.

     The number of shareholders of record at March 15, 1996, was 729.

                                            Selected Financial Data
                          (Amounts in thousands except for share and per share data)

Year End Balance Sheet:                                       __1995__  __1994__  __1993__  __1992__  __1991__
  Total assets............................................... $88,210    82,348    72,577    73,665    69,247
  Earning assets*............................................  78,865    75,179    65,124    65,522    60,487
  Loans (net of unearned income).............................  50,813    51,491    39,398    34,967    33,476
  Deposits...................................................  78,708    74,261    64,914    68,073    64,918
  Shareholders' equity.......................................   8,680     7,524     7,215     5,167     3,762

Statement of Operations:
  Total interest income...................................... $ 6,128     5,401     5,164     5,282     5,562
  Net interest income........................................   3,702     3,655     3,572     3,199     2,612
  Provisions for loan losses.................................     ---         5       460        93       165
  Investment securities gains................................      (1)       32       246       154       ---
  Other income...............................................   1,285     1,295     1,364     1,225     1,090
  Other expenses.............................................   3,487     3,473     3,180     3,075     2,764
  Earnings before extraordinary income and
    cumulative effect of accounting change...................   1,029     1,013     1,070       941       516
  Net earnings...............................................   1,029     1,013     1,871     1,405       782

Per Share Data:
  Earnings before extraordinary income and
    cumulative effect of accounting change................... $  4.48      4.41      4.66      4.10      2.25
  Net earnings...............................................    4.48      4.41      8.15      6.12      3.41
  Book value.................................................   37.81     32.78     31.43     22.51     16.39
  Cash dividends.............................................    1.15      1.00      0.50       ---       ---
  Number of shares used in calculation
    of earnings per share.................................... 229,564   229,564   229,564   229,564   229,564

* Earning assets include nonaccrual loans.  See note 5 to the consolidated financial statements for amounts as of December 31, 1995 and 1994.

      Management's Discussion and Analysis of Selected Financial Data

     The financial condition, changes in financial condition and results of operations of American Bancshares of Houma, Inc. (the Company) and its banking subsidiary, American Bank and Trust Company of Houma (the Bank), for the years ended December 31, 1995, 1994 and 1993, are discussed below. The discussion should be read in conjunction with the consolidated financial statements and related notes thereto for the three years ended December 31, 1995, included in this annual report.

                                  Overview
     The local economy continued its moderate expansion over the past two years as nonagricultural employment in the Houma Metropolitan Statistical Area increased by 4.8% in 1995 and 5.1% in 1994. Local sales tax collections increased by approximately 5.3% in 1995 and 10.2% in 1994. The oil and gas, medical, seafood and tourism industries provide the economic base for the area, supporting a wide rage of other trade and service industries.

     The series of short-term interest rate increases begun by the Federal Reserve Bank in the first quarter of 1994 ended during the first quarter of 1995, followed by relative stability and a moderate easing of interest rates during the second half of the year. These changes helped to ensure sustainable economic growth with only a moderate rate of inflation. As expected, higher mortgage interest rates during 1995 did have a slowing effect on the local construction and housing markets due to the higher cost of financing.

     The Company's operations resulted in net earnings of $1,028,979 in 1995, $1,013,301 in 1994, and $1,870,882 in 1993. Earnings for 1993
includes the cumulative effect of an accounting change for income taxes in the amount of $800,453. The Company's return on assets equaled 1.22%, 1.31% and 2.55% for the years ended December 31, 1995, 1994, and 1993, respectively. Return on equity for those years equaled 12.6%, 13.6%, and 30.8%, respectively.

     Earnings increased in 1995 primarily due to earning asset growth. Excluding the cumulative effect of the accounting change for income taxes recorded in 1993, the decrease in 1994 net earnings was due primarily to reduced investment securities gains, increased noninterest expense, and reduced noninterest income. Profitability was enhanced in both years due to the tax benefits realized from increased investment in bank-qualified, tax-exempt securities. These items are discussed in further detail in the sections that follow.

     In 1995, the Company's total assets increased 7.1%, funded primarily by the 6.0% increase in total deposits and earnings. For the years 1995 and 1994, average total assets increased by 8.6% and 5.4%, respectively, while average total deposits increased by 8.3% and 4.1%, respectively. Total loans, net of unearned income, decreased 1.3% after increasing 30.7% in 1994. The increase in deposits in 1995 coupled with reductions in other asset categories resulted in a 48.7% increase in the investment securities portfolio.

     During 1995, the Bank's commercial loan portfolio increased 12.8%. Further enhancing its commercial loan services, the Bank began offering a new accounts receivable management and financing program during the fourth quarter of 1995. Real-estate mortgage loans and real-estate construction loans increased 6.9% and 15.5%, respectively. Combined, these loans secured by real-estate comprised 63.2% of the loan portfolio at year-end 1995. Loans to individuals decreased 22.1% in 1995 due primarily to the curtailment of the Bank's indirect lending program. A significant portion of the loan portfolio growth in 1994 was due to indirect automobile financing through several local dealers. Nonperforming loans, including loans restructured and in compliance with modified terms, represented 2.2% of total loans at year-end 1995. Further information on loans is provided in notes 4 and 5 to the consolidated financial statements.

     As disclosed in note 12(c) to the consolidated financial statements, the Bank is currently the defendant in a lawsuit involving the State of Louisiana and the Louisiana Economic Development Corporation. While the eventual outcome of this matter cannot be predicted with any certainty, the Bank has meritorious defenses and will continue to vigorously defend its position.

     As disclosed in note 15 to the consolidated financial statements, the Company has entered into a definitive agreement for merger with Regions Financial Corporation, a regional, multi-bank holding company headquartered in Birmingham, Alabama. The merger, which is subject to the approval of the Company's shareholders and appropriate regulatory agencies, is expected to be consummated during the third quarter of 1996.

                            Net Interest Income
     The Company's tax-equivalent net interest margin, the spread between the yield on earning assets and the cost of funding them, averaged 4.89% in 1995 compared to 5.22% in 1994 and 5.40% in 1993. Net interest income increased 1.3% in 1995, in spite of the reduced net interest margin, due to the 8.7% increase in average interest earning assets. Net interest margin decreased in 1995 as the Bank's cost of funds increased faster than its yield on earning assets. This was primarily due to changes in deposit mix as average time deposit balances, paying higher rates of interest, increased by 30.0%.

     Net interest income increased by 2.3% in 1994 due to the 6.4% increase in average interest earning assets, primarily due to growth in the loan portfolio. Net interest margin decreased in 1994 as the average yield realized on earning assets decreased and the cost of funds increased. In spite of rising interest rates, the average yield realized on earning assets decreased in 1994 due to maturities of higher yielding assets and changes in asset mix.

     Effects of changes in interest rates on the Bank's net interest margin are discussed further in the section titled "Inflation and Interest Rates" that follows. Detailed analysis of the components of and changes in net interest income is provided in the "Summary of Average Balance Sheet, Interest and Interest Rates" and the "Comparative Changes in Interest Income and Expense" tables that follow this discussion.

                  Allowance and Provisions for Loan Losses
     The allowance for possible loan losses as a percent of total loans, net of unearned income, equaled 2.0% at the end of 1995 and 2.2% at the end of 1994. The Bank recorded net charge-offs of $140,736 in 1995 and $33,244 in 1994. Net recoveries of $8,783 were realized in 1993. No provisions for loan losses were made during 1995, as the allowance is deemed to be adequate by Bank management. Provisions for loan losses charged to expense equaled $5,000 in 1994 and $460,000 in 1993. Additional information on the allowance for loan losses and activity in the allowance is provided in notes 1(g) and 4 to the consolidated financial statements.

                             Noninterest Income
     Management periodically reviews the Bank's fee structure to ensure adequate compensation for services provided while remaining competitive. Noninterest income, excluding investment securities gains and losses, decreased 0.7% in 1995 and 5.0% in 1994. The decreases were largely due to a decrease in the volume of secondary market mortgage loan originations as a result of higher interest rates. This was significantly offset in 1995 by an increase in service charge income on deposit accounts. Service charge income increased primarily due to a new commercial account analysis fee structure for high volume checking accounts and increased NSF volume during the year. Further information on noninterest income is provided in note 8 to the consolidated financial statements.

     Sales of certain available-for-sale securities resulted in net losses of $952 in 1995 and net gains of $32,713 in 1994. During 1994, the bank sold all of its mortgage-backed securities having maturities greater than 5 years to provide liquidity for increased loan demand. The Company recognized investment securities gains of $246,183 in 1993. $232,386 of these gains were recognized in the fourth quarter of 1993 in order to utilize federal income tax credits which would have otherwise expired. The remainder resulted from sales of securities that were nearing maturity.

                            Noninterest Expense
     Total noninterest expense increased only slightly in 1995 after increasing by 9.2% in 1994. During 1995, increases in equipment expense, directors fees, and advertising expense were largely offset by reduced F.D.I.C. insurance premiums, supplies expense, and other expenses. The increase in 1994 was primarily due to increases in salaries and employee benefits, directors' fees, occupancy expense of premises, legal and professional fees, supplies expense, advertising, data processing, equipment expense, and postage. Included in salaries and employee benefits for 1994 are the Bank's contribution of $92,444 to the Employee Stock Ownership Plan (ESOP) and its accrual of approximately $20,000 as a matching contribution to the 401(k) plan. The Bank made no contributions to the ESOP and contributed approximately $24,000 to the 401(k) plan in 1995. Note 11 to the consolidated financial statements provides additional details on these plans. In both 1995 and 1994, net expenses associated with foreclosed assets were minimal as the level of foreclosed assets and related expenses were greatly reduced. Further details of noninterest expense are provided in note 9 to the consolidated financial statements.

                                Income Taxes
     As discussed in notes 1(k) and 10 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective January 1, 1993. The cumulative effect of this accounting change, including the remaining tax benefits of net operating loss carryforwards at that time, was $800,453 and is included in 1993 net earnings. The remaining NOL's were fully utilized in 1993.

                                 Liquidity
     In addition to providing safety and earnings on funds not otherwise devoted to lending, a primary function of the investments portfolio is to provide sufficient liquidity to accommodate any unexpected loan demand or deposit attrition. A significant portion of the portfolio is structured to provide a ladder of maturities designed to accomplish this function. Amounts invested in federal funds also serve this purpose. U. S. Government securities may be pledged to secure short-term borrowings if necessary. As disclosed in notes 1(d) and 3 to the consolidated financial statements, a significant portion of the Bank's investment portfolio is classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115. While the Bank has the intent to hold these securities indefinitely, they are available for disposal and may be sold for liquidity as well as other reasons. Management believes that the levels of short-term investments and available-for-sale securities maintained place the Bank in a sound liquidity position.

     The Bank's liquidity ratio, measured by the ratio of net cash, short-term and marketable assets to net deposits and short-term liabilities, equaled 34.0% and 26.7% at December 31, 1995 and 1994, respectively. The increase in the liquidity ratio in 1995 was due primarily to the increased size of the investments portfolio. The Bank's loans to deposits ratio equaled 64.6% and 69.3% at December 31, 1995 and 1994, respectively. Management's objective is to maintain a minimum liquidity ratio of 25.0% and a maximum loans to deposits ratio of 77.0%.

                                  Capital
     Risk-based regulatory capital guidelines set forth minimum supervisory ratios of total capital to total "risk-weighted" assets of 8.00%, Tier 1 capital to total risk-weighted assets of 4.0%, and a leverage ratio (Tier 1 capital to total assets) of 4.0%. Because the Company has total consolidated assets of less than $150 million and meets certain other conditions, the guidelines are applied on a Bank-only basis. Net unrealized gains and losses on available-for-sale securities reported as a separate component of shareholders' equity are excluded from Tier 1 and total capital. For the Bank, Tier 1 capital consists of its shareholders' equity excluding the net unrealized gains or losses on available-for-sale securities. Total capital consists of Tier 1 capital plus an allowable portion of the allowance for loan losses. At December 31, 1995 and 1994, the Bank's total capital to total risk-weighted assets ratio equaled 18.6% and 16.8%, respectively, its Tier 1 capital to total risk-weighted assets ratio equaled 17.3% and 15.5%, respectively, and its leverage ratio equaled 9.4% and 9.1%, respectively.

                        Inflation and Interest Rates
     Because the assets and liabilities of banks are primarily monetary in nature, the Company's performance is more directly impacted by changes in interest rates than by general levels of inflation. However, rates of inflation (both current and expected) do affect the level of interest rates, as evidenced by the Federal Reserve Bank's actions in recent years in order to keep inflation under control. Earnings may be affected by fluctuations in interest rates, depending on the structure of the Bank's assets and liabilities. Management monitors the Bank's asset/liability position and the interest rate environment on a regular basis in an attempt to control exposure to interest rate risk. Although it is difficult to determine precisely what effect future rates may have, sound asset/liability management and pricing of services should protect the Bank from any significant risks associated with interest rate fluctuations and inflation.

                         Summary of Average Balance Sheet, Interest and Interest Rates
                                 (Tax Equivalent Basis, Dollars in Thousands)

                               ____________________________Year_Ended_December_31,____________________________
                               ___________1995__________  ___________1994__________  ___________1993__________
                               Average           Average  Average           Average  Average           Average
ASSETS                         Balance_ Interest __Rate_  Balance_ Interest __Rate_  Balance_ Interest __Rate_
Interest-earning Assets:
  Loans, net of unearned
    income*................... $50,872_ __4,522_   8.89%  $46,343_ __3,929_   8.48%  $36,299_ __3,199_   8.81%
  Investment securities:**
    Taxable...................  21,193    1,373    6.48    20,383    1,312    6.44    27,985    1,908    6.82
    Nontaxable***............. __2,083_ ____137_   6.58  ___1,024_ _____71_   6.93   _____97_ ______8_   8.25
      Total investment
        securities............  23,276    1,510    6.49    21,407    1,383    6.46    28,082    1,916    6.82
  Federal funds sold.......... __2,380_ ____138_   5.80  ___2,672_ ____112_   4.19   __1,811_ _____52_   2.87
      Total interest-earning
        assets................  76,528  __6,170_   8.06    70,422  __5,424_   7.70    66,192  __5,167_   7.81
Noninterest-earning Assets and
Allowance for Loan Losses:
  Cash and due from banks.....   4,946                      4,607                      4,175
  Bank premises and equipment.   2,026                      1,930                      1,829
  Other assets................   1,597                      1,603                      1,950
  Allowance for loan losses... _(1,098)                   _(1,197)                   ___(717)
      Total Assets............ $83,999                    $77,365                    $73,429
                               ========                   ========                   ========
LIABILITIES AND
SHAREHOLDERS'  EQUITY
Interest-bearing Liabilities:
  Deposits:
    NOW accounts.............. $10,405      212    2.04   $10,762      220    2.04   $10,388      200    1.93
    Money markets.............   7,229      193    2.67     8,094      216    2.67     9,252      239    2.58
    Savings...................   8,990      243    2.70     9,702      271    2.79     9,783      277    2.83
    Time...................... _32,256_ __1,761_   5.46  __24,814_ __1,025_   4.13   _23,071_ ____866_   3.75
      Total deposits..........  58,880    2,409    4.09    53,372    1,732    3.25    52,494    1,582    3.01
  Short-term borrowings....... ____225_ _____17_   7.56  _____180_ _____14_   7.78   ____194_ ______9_   4.64
      Total interest-bearing
        liabilities...........  59,105  __2,426_   4.10    53,552  __1,746_   3.26    52,688  __1,591_   3.02
Noninterest-bearing Liabili-
ties and Shareholders' Equity:
  Noninterest-bearing deposits  16,086                     15,870                     14,008
  Other liabilities...........     625                        505                        659
  Shareholders' Equity........ __8,183_                   __7,438_                   __6,074_
    Total liabilities and
      shareholders' equity.... $83,999                    $77,365                    $73,429
                               ========                   ========                   ========
Net interest earned on total
  interest-earning assets..... $76,528    3,744    4.89%  $70,422    3,678    5.22%  $66,192    3,576    5.40%
                               ======== ========          ======== ========          ======== ========
  * Nonaccruing loan balances are included in loans for purposes of this analysis.
 ** Investment securities are shown at amortized cost, with net market gains or losses on available-for-sale securities included in other assets.
*** Interest and yields on nontaxable investment securities are shown as tax equivalent amounts based on a 34%
    federal income tax rate and adjusted for the nondeductibility of certain interest expense incurred to carry tax exempt obligations.

                              Comparative Changes in Interest Income and Expense
                             For the Years Ended December 31, 1995, 1994 and 1993
                                 (Tax Equivalent Basis, Dollars in Thousands)


                                                        1995 Compared to 1994        1994 Compared to 1993
                                                      ____Increase_(Decrease)_*__  ____Increase_(Decrease)_*__
                                                       Due to   Due to              Due to   Due to
                                                       Change   Change              Change   Change
                                                      in_Volume in_Rate_ __Total_  in_Volume in_Rate_ __Total_
Interest income:
  Loans............................................... $___396_ ____197_ ____593_   ____856_ ___(126) ____730_

  Investment securities:
    Taxable...........................................      52        9       61       (494)    (102)    (596)
    Nontaxable**...................................... _____70_ _____(4) _____66_   _____64_ _____(1) _____63_

      Total investment securities.....................     122        5      127       (430)    (103)    (533)

  Federal funds sold.................................. ____(13) _____39_ _____26_   _____31_ _____29_ _____60_

      Total interest income........................... ____505_ ____241_ ____746_   ____457_ ___(200) ____257_

Interest expense:
  NOW accounts........................................      (7)      (1)      (8)         7       13       20
  Money markets.......................................     (23)       0      (23)       (31)       8      (23)
  Savings.............................................     (19)      (9)     (28)        (2)      (4)      (6)
  Time................................................ ____355_ ____381_ ____736_   _____68_ _____91_ ____159_

    Total deposits....................................     306      371      677         42      108      150

  Short-term borrowings............................... ______3_ ____---_ ______3_   _____(1) ______6_ ______5_

      Total interest expense.......................... ____309_ ____371_ ____680_   _____41_ ____114_ ____155_

Net interest income................................... $   196     (130)      66        416     (314)     102
                                                       ======== ======== ========   ======== ======== ========

* The change in interest due to both volume and rate has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of change in each.

                        Independent Auditors' Report


Board of Directors and Shareholders
American Bancshares of Houma, Inc.
Houma, Louisiana

     We have audited the accompanying consolidated balance sheets of American Bancshares of Houma, Inc. and Subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Bancshares of Houma, Inc. and Subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

     As discussed in notes 1 and 10 to the financial statements, the Company changed its method of accounting for income taxes effective January 1, 1993, to conform with Statement of Financial Accounting Standards No. 109 and changed its method of accounting for securities effective December 31, 1993, to conform with Statement of Financial Accounting Standards No. 115.


Deloitte & Touche LLP

New Orleans, Louisiana
February 16, 1996

                               American Bancshares of Houma, Inc. and Subsidiary
                                          Consolidated Balance Sheets


                                                                                    __Year_Ended_December_31,_
Assets                                                                              ____1995____  ____1994____
  Cash and due from banks (note 2)................................................. $ 6,569,085     4,667,446
  Federal funds sold............................................................... __1,300,000_  __5,700,000_
    Total cash and cash equivalents................................................   7,869,085    10,367,446
  Investment securities (note 3):
    Available-for-sale securities at fair value (amortized cost of
      $22,888,853 and $9,884,541 in 1995 and 1994, respectively)...................  23,204,746     9,607,294
    Held-to-maturity securities at amortized cost (fair value of
      $3,589,122 and $8,042,238 in 1995 and 1994, respectively).................... __3,547,251_  __8,380,221_
        Total investment securities................................................  26,751,997    17,987,515
  Loans (notes 4 and 5)............................................................  50,979,617    51,651,924
  Less: Unearned income............................................................    (166,845)     (160,451)
        Allowance for loan losses.................................................. ___(992,666)  _(1,133,402)
          Loans, net...............................................................  49,820,106    50,358,071
  Premises and equipment, net (note 6).............................................   2,034,301     1,970,188
  Real estate acquired by foreclosure..............................................     303,193       335,358
  Accrued interest receivable......................................................     871,550       666,291
  Other assets..................................................................... ____560,185_  ____662,762_
                                                                                    $88,210,417    82,347,631
                                                                                    ============  ============

Liabilities and Shareholders' Equity
  Liabilities:
    Deposits (note 7):
      Noninterest-bearing.......................................................... $18,076,332    16,372,193
      Interest-bearing............................................................. _60,631,871_  _57,888,960_
          Total deposits...........................................................  78,708,203    74,261,153
    Securities sold under repurchase agreements....................................     199,638       168,255
    Accrued interest payable.......................................................     503,824       298,066
    Other liabilities.............................................................. ____118,291_  _____96,149_
          Total liabilities........................................................ _79,529,956_  _74,823,623_

  Commitments and contingencies (note 12)

  Shareholders' equity (note 13):
    Common stock, $3.00 par value, 1,000,000 shares authorized,
      258,737 shares issued........................................................     776,211       776,211
    Capital surplus................................................................   4,262,927     4,262,927
    Retained earnings..............................................................   4,366,370     3,601,389
    Net unrealized gains (losses) on available-for-sale securities.................     208,489      (182,983)
    Less cost of 29,173 shares of common stock in treasury......................... ___(933,536)  ___(933,536)
          Total shareholders' equity............................................... __8,680,461_  __7,524,008_
                                                                                    $88,210,417    82,347,631
                                                                                    ============  ============
See notes to consolidated financial statements.

                               American Bancshares of Houma, Inc. and Subsidiary
                                      Consolidated Statements of Earnings


                                                                      __________Year_Ended_December_31,_______
Interest income:                                                      ____1995____  ____1994____  ____1993____
  Loans, including fees.............................................. $ 4,522,346     3,928,716     3,198,772
  Investment securities:
    Taxable..........................................................   1,372,852     1,312,526     1,907,880
    Nontaxable.......................................................      94,313        48,192         4,882
  Federal funds sold................................................. ____138,042_  ____111,547_  _____52,343_
      Total interest income.......................................... __6,127,553_  __5,400,981_  __5,163,877_

Interest expense:
  Deposits (note 7)..................................................   2,408,566     1,732,180     1,581,794
  Federal funds purchased and securities sold under
    repurchase agreements............................................ _____17,241_  _____13,598_  ______9,559_
      Total interest expense......................................... __2,425,807_  __1,745,778_  __1,591,353_

Net interest income..................................................   3,701,746     3,655,203     3,572,524

Provisions for loan losses (note 4).................................. ________---_  ______5,000_  ____460,000_

Net interest income after provisions for loan losses.................   3,701,746     3,650,203     3,112,524

Noninterest income, excluding investment securities
  gains and losses (note 8)..........................................   1,285,406     1,294,933     1,363,582

Investment securities gains (losses) (note 3)........................        (952)       32,713       246,183

Noninterest expense (note 9)......................................... __3,487,283_  __3,473,430_  __3,179,542_

Earnings before income taxes and
  cumulative effect of accounting change.............................   1,498,917     1,504,419     1,542,747

Provisions for income tax (note 10).................................. ____469,938_  ____491,118_  ____472,318_

Earnings before cumulative effect of accounting change...............   1,028,979     1,013,301     1,070,429

Cumulative effect of accounting change for income taxes (note 10).... ________---_  ________---_  ____800,453_

Net earnings......................................................... $ 1,028,979     1,013,301     1,870,882
                                                                      ============  ============  ============
Per share data:
   Net earnings before cumulative effect of accounting change........ $      4.48          4.41          4.66
   Cumulative effect of accounting change............................ ________---_  ________---_  _______3.49_
   Net earnings...................................................... $      4.48          4.41          8.15
                                                                      ============  ============  ============
Average common shares outstanding....................................     229,564       229,564       229,564
                                                                      ============  ============  ============

See notes to consolidated financial statements.

                               American Bancshares of Houma, Inc. and Subsidiary
                                Consolidated Statements of Shareholders' Equity


                                                                       Net Unreal-
                                                                       ized Gains
                                                                       (Losses) on
                                                                       Available-                   Total
                                   Common      Capital      Retained   for-Sale       Treasury  Shareholders'
                                ____Stock__  __Surplus__  __Earnings_  Securities_  ____Stock__  ___Equity__
Balance at January 1, 1993..... $  776,211    4,262,927    1,061,552          ---     (933,536)   5,167,154
Net earnings...................        ---          ---    1,870,882          ---          ---    1,870,882
Dividends ($0.50 per share)....        ---          ---     (114,782)         ---          ---     (114,782)
Net unrealized gains on
  available-for-sale securities _______---_  _______---_  _______---_  ___291,924_  _______---_  ___291,924_
Balance at December 31, 1993...    776,211    4,262,927    2,817,652      291,924     (933,536)   7,215,178
Net earnings...................        ---          ---    1,013,301          ---          ---    1,013,301
Dividends ($1.00 per share)....        ---          ---     (229,564)         ---          ---     (229,564)
Net change in unrealized gains
  and losses on available-for-
  sale securities ............. _______---_  _______---_  _______---_  __(474,907)  _______---_  __(474,907)
Balance at December 31, 1994...    776,211    4,262,927    3,601,389     (182,983)    (933,536)   7,524,008
Net earnings...................        ---          ---    1,028,979          ---          ---    1,028,979
Dividends ($1.15 per share)....        ---          ---     (263,998)         ---          ---     (263,998)
Net change in unrealized gains
  and losses on available-for-
  sale securities ............. _______---_  _______---_  _______---_  ___391,472_  _______---_  ___391,472_
Balance at December 31, 1995... $  776,211    4,262,927    4,366,370      208,489     (933,536)   8,680,461
                                ===========  ===========  ===========  ===========  ===========  ===========

See notes to consolidated financial statements.

                               American Bancshares of Houma, Inc. and Subsidiary
                                     Consolidated Statements of Cash Flows


                                                                      _________Year_Ended_December_31,________
                                                                      ____1995____  ____1994____  ____1993____
Cash flow from operating activities:
  Interest received.................................................. $ 6,006,041     5,300,741     5,316,980
  Fees and commissions received......................................   1,370,494     1,424,768     1,450,388
  Interest paid......................................................  (2,220,049)   (1,635,783)   (1,607,260)
  Other expenses paid................................................  (3,314,538)   (3,325,260)   (2,976,769)
  Income taxes paid.................................................. ___(459,000)  ___(226,994)  ____(28,420)
      Net cash provided by operating activities...................... __1,382,948_  __1,537,472_  __2,154,919_

Cash flows from investing activities:
  Proceeds from paydowns and maturities of investment securities.....         ---           ---     4,211,848
  Proceeds from sales of investment securities.......................         ---           ---     4,276,924
  Purchases of investment securities.................................         ---           ---    (2,779,452)
  Proceeds from paydowns and maturities of
    available-for-sale securities....................................   2,202,431     4,979,321           ---
  Proceeds from sales of available-for-sale securities...............     999,687     4,336,447           ---
  Purchases of available-for-sale securities......................... (12,498,243)   (2,535,469)          ---
  Proceeds from paydowns and maturities of
    held-to-maturity securities......................................   1,250,090       709,582           ---
  Purchases of held-to-maturity securities...........................    (222,449)   (2,467,086)          ---
  Loan originations, net of repayments...............................     392,664   (12,126,285)   (4,382,917)
  Capital expenditures...............................................    (269,884)     (321,700)     (191,991)
  Proceeds from sales of foreclosed assets...........................     148,245        73,704       151,085
  Net decrease (increase) in other assets............................ ____(95,175)  ____(66,551)  ______6,385_
      Net cash provided by (used in) investing activities............ _(8,092,634)  _(7,418,037)  __1,291,882_

Cash flows from financing activities:
  Net increase (decrease) in deposits................................   4,447,050     9,347,127    (3,159,187)
  Net increase (decrease) in securities sold under repurchase
    agreements.......................................................      31,383        99,287       (70,054)
  Net increase (decrease) in other liabilities.......................      (3,110)       (2,474)        3,873
  Dividends paid..................................................... ___(263,998)  ___(229,564)  ___(114,782)
      Net cash provided by (used in) financing activities............ __4,211,325_  __9,214,376_  _(3,340,150)

Net increase (decrease) in cash and cash equivalents.................  (2,498,361)    3,333,811       106,651

Cash and cash equivalents at beginning of year....................... _10,367,446_  __7,033,635_  __6,926,984_

Cash and cash equivalents at the end of year......................... $ 7,869,085    10,367,446     7,033,635
                                                                      ============  ============  ============

See notes to consolidated financial statements.

                               American Bancshares of Houma, Inc. and Subsidiary
                                     Consolidated Statements of Cash Flows


Reconciliation of net earnings to net cash provided                   _________Year_Ended_December_31,________
  by operating activities:                                            ____1995____  ____1994____  ____1993____
Net earnings......................................................... $_1,028,979_  __1,013,301_  __1,870,882_
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Provisions for loan losses.......................................         ---         5,000       460,000
    Depreciation and amortization of premises and equipment..........     204,631       168,771       146,287
    Gains on sales on foreclosed assets..............................     (15,200)      (61,118)      (35,000)
    Write-downs of foreclosed assets.................................      44,416        91,454       173,953
    Decrease (increase) in accrued interest receivable...............    (205,259)     (193,040)       98,430
    Amortization of goodwill.........................................      13,270        13,270        13,270
    Losses (gains) on sales of investment securities.................         952       (32,713)     (246,183)
    Net amortization of premiums on investment securities............      96,190        74,261        62,343
    Decrease (increase) in prepaid expenses..........................     (29,660)       (2,915)        6,431
    Increase (decrease) in accrued expenses..........................       2,804        33,803       (14,227)
    Increase (decrease) in accrued interest payable..................     205,759       109,995       (15,908)
    Losses on disposal of premises and equipment.....................       1,141        36,147         2,746
    Increase (decrease) in income taxes payable......................      (4,379)      (22,023)       26,402
    Decrease (increase) in net deferred tax assets...................      48,680       286,147      (382,957)
    Other noncash adjustments, net................................... _____(9,376)  _____17,132_  ____(11,550)
      Total adjustments.............................................. ____353,969_  ____524,171_  ____284,037_

Net cash provided by operating activities............................ $ 1,382,948     1,537,472     2,154,919
                                                                      ============  ============  ============
Supplemental schedule of noncash investing activities:

  Assets acquired through foreclosure on loans....................... $   322,147        65,698        57,730
                                                                      ============  ============  ============
  Loans made to finance sales or foreclosed assets................... $   167,850        84,678        73,445
                                                                      ============  ============  ============
  Securities transferred from the held-to-maturity category to
    the available-for-sale category (note 3)......................... $ 3,776,804           ---           ---
                                                                      ============  ============  ============

See notes to consolidated financial statements.

             American Bancshares of Houma, Inc. and Subsidiary
                 Notes to Consolidated Financial Statements
                 Years Ended December 31, 1995, 1994, 1993


 (1) Summary of Significant Accounting and Reporting Policies The accounting and reporting policies of American Bancshares of Houma, Inc. and Subsidiary are in accordance with generally accepted accounting principles and the prevailing practices within the banking industry. A summary of significant accounting policies is as follows:

     (a) Description of Business
         American Bancshares of Houma, Inc. (the Company) is a one-bank holding company headquartered in Houma, Louisiana. The Company's primary asset is its 100% ownership of American Bank and Trust Company of Houma (the Bank). The Bank began operations in November of 1964 and currently operates six locations in Terrebonne Parish, Louisiana. The Bank is a full service banking institution offering a variety of loan and deposit products and related financial services.

     (b) Consolidation
         The consolidated financial statements include the accounts of the Company and the Bank. All material intercompany transactions have been eliminated. Assets held in an agency or fiduciary capacity are not assets of the Bank and, accordingly, are not included in the accompanying consolidated financial statements.

     (c) Use of Estimates
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (d) Investment Securities
         Effective December 31, 1993, investment securities are classified as either held-to-maturity or available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are those which the Bank has the intent to hold indefinitely but are available for disposal. Held-to-maturity securities are those which the Bank has the positive intent and ability to hold to maturity. The Bank does not engage in trading activities. Available-for-sale securities are stated at fair value, with unrealized gains and losses reported as a net amount in a separate component of shareholders' equity, net of deferred taxes. Held-to-maturity securities are carried at amortized cost. Premiums and discounts on investment securities are amortized over the expected lives of the securities according to the interest method. Gains or losses on disposition are recorded in other operating income on the trade date based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

         Interest earned on investment securities is included in interest income. At December 31, 1993, the adoption of Statement of Financial Accounting Standards No. 115 resulted in the recognition of a $291,924 unrealized gain in shareholders' equity.

     (e) Loans
         Unearned income on loans consists of unearned discounts on consumer installment loans and unearned loan origination and commitment fees, net of certain direct costs. Unearned discounts on installment loans are recognized as interest income using a method that approximates the interest. Loan origination and commitment fees and certain direct costs are deferred and recognized over the lives of the related loans as an adjustment to yield by the interest method. Interest income on other loans is calculated by using the simple interest method applied to the daily balances of the principal amounts outstanding.

     (f) Nonperforming Loans
         Included in the nonperforming loan category are loans which have been categorized by management as nonaccrual because collection of interest is doubtful and loans which have been restructured to provide a reduction in the interest rate or a deferral of interest or principal payments.

         When the payment of principal or interest on a loan is delinquent for 90 days, or earlier in some cases, the loan is placed on nonaccrual status, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. If the decision is made to continue accruing interest on the loan, periodic reviews are made to confirm the accruing status of the loan. When a loan is placed on nonaccrual status, interest accrued during the current year prior to its determination as uncollectible is charged to operations. Interest accrued during prior periods is charged to the allowance for loan losses. Generally, any payments received on nonaccrual loans are applied first to outstanding loan amounts and next to the recovery of charged-off loan amounts. Any excess is treated as recovery of lost interest.

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

         The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Within the scope of SFAS 114, impaired loans include troubled debt restructurings and performing and nonperforming major loans in which full payment of principal and interest is not expected.

         The Company also adopted SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," effective January 1, 1995. This statement allows a creditor to use existing methods for recognizing interest income on impaired loans.

         Restructured loans are those loans on which concessions in terms have been granted because of a borrower's financial difficulty. SFAS No. 114 provides that troubled debt restructurings completed before the adoption of the statement do not have to be treated as impaired if they are not impaired in relation to their restructured terms. Such loans may continue to be accounted for in accordance with the provisions of SFAS No. 15 prior to its amendment by SFAS No. 114. Interest is generally accrued on such loans in accordance with the new terms. Upon adoption of the statement, the Company's restructured debt totaled $1,040,479. These loans were not considered impaired in relation to their restructured terms and continue to be accounted for in accordance with the provisions of SFAS No. 15.

     (g) Allowance for Loan Losses
         The allowance for loan losses is a valuation allowance available for losses incurred on loans. All losses are charged to the allowance for loan losses when the loss actually occurs or when a determination is made that a loss is likely to occur. Recoveries are credited to the allowance at the time of recovery.

         Throughout the year, management estimates the likely level of future losses to determine whether the allowance for loan losses is adequate to absorb anticipated losses in the existing portfolio. Based on these estimates, an amount is charged to the provision for loan losses and credited to the allowance for loan losses in order to adjust the allowance to a level determined to be adequate to absorb future losses.
         Management's judgement as to the level of future losses on existing loans involves the consideration of current and anticipated economic conditions and their potential effects on specific borrowers; an evaluation of the existing relationships among loans, potential loan losses, and the present level of the allowance; results of the examinations of the loan portfolio by regulatory agencies; and management's internal review of the loan portfolio. In estimating future losses on certain loans, management also considers the fair value of any underlying collateral.

         It should be understood that estimates of future credit losses involve an exercise of judgement. While it is possible that in particular periods the Bank may sustain losses which are substantial relative to the allowance for loan losses, it is the judgement of management that the allowance for loan losses reflected in the consolidated balance sheets is adequate to absorb possible credit losses in the existing loan portfolio.

     (h) Premises and Equipment
         Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation expense is computed principally on the straight-line method over the estimated useful lives of the assets, which range from approximately 3 to 40 years. Leasehold improvements are amortized straight-line over the periods of the leases or the estimated useful lives, whichever is shorter.

     (i) Real Estate Acquired by Foreclosure
         Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenues and expenses from operations and changes in the valuation allowance are included in net foreclosed assets expense.

     (j) Goodwill
         Included in other assets is the excess cost of the Company's investment in the Bank over the underlying net assets, which is being amortized over forty years using the straight-line method.

     (k) Income Taxes
         Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." This statement requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between the financial statement and income tax basis of assets and liabilities and to net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. The cumulative effect of this accounting change was to increase net earnings by $800,453.

         As of December 31, 1995, the Company had net temporary differences of approximately $142,000. SFAS No. 109 requires that the benefit of these temporary differences be recorded as an asset to the extent that management assesses the utilization of the differences to be "more likely than not". Management has determined, based on the Company's recent operating earnings and its expectations for the future, that income of the Company will more likely than not be sufficient to fully utilize these temporary differences.

     (l) Statement of Cash Flows
         For purposes of the statement of cash flows, cash and cash equivalents include cash and due from banks and federal funds sold.

     (m) Earnings Per Common Share
         Earnings per share are computed on the basis of the weighted average number of shares outstanding during the year.

     (n) Reclassifications
         Certain reclassifications have been made to conform to current presentation. All reclassifications have been applied consistently for the periods presented.

 (2) Cash and Due from Banks
     In addition to meeting operational requirements, cash reserves also serve as satisfaction of the Bank's federal reserve requirements, which amounted to $637,000 and $614,000 at December 31, 1995 and 1994, respectively.

 (3) Investment Securities
     The amortized cost and fair value of investment securities as of December 31, 1995 and 1994, are as follows:

                                                        ___________________December_31,_1995__________________
                                                                          Gross         Gross
                                                         Amortized     Unrealized    Unrealized       Fair
     Available-for-sale securities:                     ____Cost____  ____Gains___  ___Losses___  ____Value___
       U.S. Treasury securities and obligations of
         U.S. Government agencies and corporations..... $20,338,690       304,001        (3,652)   20,639,039
       Obligations of states and political subdivisions   1,413,803        11,252           ---     1,425,055
       Mortgage-Backed securities...................... __1,136,360_  ______8,255_  _____(3,963)  __1,140,652_
                                                        $22,888,853       323,508        (7,615)   23,204,746
                                                        ============  ============  ============  ============
     Held-to-maturity securities:
       U.S. Treasury securities and obligations of
         U.S. Government agencies and corporations..... $ 1,500,000        15,937           ---     1,515,937
       Obligations of states and political subdivisions   1,629,281        20 521        (1,688)    1,648,114
       Mortgage-backed securities...................... ____417,970   ______7,101_  ________---_  ____425,071_
                                                        $ 3,547,251        43,559        (1,688)    3,589,122
                                                        ============  ============  ============  ============

                                                        ___________________December_31,_1994__________________
                                                                          Gross         Gross
                                                         Amortized     Unrealized    Unrealized       Fair
     Available-for-sale securities:                     ____Cost____  ____Gains___  ___Losses___  ____Value___
       U.S. Treasury securities and obligations of
         U.S. Government agencies and corporations..... $ 8,811,165         2,543      (220,817)    8,592,891
       Mortgage-backed securities...................... __1,073,376_  ________---_  ____(58,973)  __1,014,403_
                                                        $ 9,884,541         2,543      (279,790)    9,607,294
                                                        ============  ============  ============  ============

     Held-to-maturity securities:
       U.S. Treasury securities and obligations of
         U.S. Government and agencies and corporations. $ 6,007,974         7,789      (239,645)    5,776,118
       Obligations of states and political subdivisions   1,554,130           ---       (62,272)    1,491,858
       Mortgage-backed securities...................... ____818,117_  ________---_  ____(43,855)  ____774,262_
                                                        $ 8,380,221         7,789      (345,772)    8,042,238
                                                        ============  ============  ============  ============

     The amortized cost and fair value of debt securities at December 31, 1995, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without prepayment penalties.

                                               _______________________December_31,_1995_______________________
                                               Available-for-Sale_Securities     _Held-to-Maturity_Securities_
                                                 Amortized          Fair           Amortized          Fair
                                               ____Cost____     ____Value___     ____Cost____     ____Value___
     Due in one year or less.................. $ 6,005,829        6,064,844           21,907           21,913
     Due after one year through five years....  15,343,849       15,593,989        2,697,669        2,726,039
     Due after five years through ten years...     402,815          405,261          409,705          416,099
     Due after ten years...................... ________---_     ________---_     ________---_     ________---_
                                                21,752,493       22,064,094        3,129,281        3,164,051
     Mortgage-backed securities............... __1,136,360_     __1,140,652_     ____417,970_     ____425,071_
                                               $22,888,853       23,204,746        3,547,251        3,589,122
                                               ============     ============     ============     ============

     On December 5, 1995, as permitted by "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" issued by the Financial Accounting Standards Board, the Bank reclassified securities with an amortized cost of $3,776,804, gross unrealized gains of $41,212, and gross unrealized losses of $9,206 from the held-to-maturity category to the available-for-sale category.

     Proceeds from sales of available-for-sale securities during 1995 were $999,688, on which gross losses of $952 were realized. Proceeds from sales of available-for-sale securities during 1994 were $4,336,447, on which gross gains of $74,658 and gross losses of $41,945 were realized. No held-to-maturity securities were sold during 1995 or 1994. Proceeds from sales of investment securities during 1993 were $4,276,924, on which gross gains of $246,183 were realized. Gains totaling $232,386 were recognized in the fourth quarter of 1993 in order to utilize federal income tax credits which would have otherwise expired. The income tax benefit related to securities losses in 1995 was $324. The income tax expense related to the net gains realized in 1994 and 1993 was $11,122 and $83,702, respectively.

     Investment securities having an amortized cost of $11,749,877 and $10,115,923 and a fair value of $11,899,227 and $9,728,418 at December
     31, 1995, and 1994, respectively, were pledged to secure public deposits and securities sold under repurchase agreements and for other purposes required or permitted by law.

 (4) Loans and Allowance for Loan Losses
     The loan portfolio consists of various types of loans made principally to borrowers located in Terrebonne Parish, Louisiana, and are classified by major type as follows:
                                             _______December_31,_______
                                             ____1995____  ____1994____
     Commercial and agricultural............ $ 6,114,970     5,422,586
     Real estate-mortgage...................  30,154,302    28,205,934
     Real estate-construction...............   2,061,940     1,784,634
     Individuals............................ _12,648,405_  _16,238,770_
                                             $50,979,617    51,651,924
                                             ============  ============

     An analysis of activity in the allowance for loan losses is as follows:

                                                                      _________Year_Ended_December_31,________
                                                                      ____1995____  ____1994____  ____1993____
     Balance at January 1............................................ $ 1,133,402     1,161,646       692,863
     Provisions charged to expense...................................         ---         5,000       460,000
     Loans charged off...............................................    (366,678)     (116,484)      (72,649)
     Recoveries on loans............................................. ____225,942_  _____83,240_  _____81,432_
     Balance at December 31.......................................... $   992,666     1,133,402     1,161,646
                                                                      ============  ============  ============

     In the ordinary course of business, the Bank has granted loans to directors, officers and their affiliates. Such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal credit risk or present other unfavorable features. As of December 31, 1995 and 1994, such loans (exclusive of loans to any such persons which in the aggregate do not exceed $60,000) amounted to $797,964 and $908,039, respectively. An analysis of activity with respect to these related party loans follows:

     Balance at December 31, 1994.................... $   908,039
     New Loans.......................................     419,451
     Repayments...................................... ___(529,526)
     Balance at December 31, 1995.................... $   797,964
                                                      ============

 (5) Nonperforming Loans and Past Due Loans
     The following table presents information on nonperforming loans and past due loans:

                                          _______December_31,_______
                                          ____1995____  ____1994____
     Nonaccrual loans.................... $    77,993         7,345
     Loans past due 90 days or more......     111,852        54,413
     Restructured loans.................. ____948,938_  __1,040,479_
                                          $ 1,138,783     1,102,237
                                          ============  ============



     With respect to the above nonperforming loans, the following table presents the interest income that would have been earned in accordance with the original contractual terms of the loans, the interest income actually recorded on the loans, and the resulting foregone income:

                                  _________Year_Ended_December_31,________
                                  ____1995____  ____1994____  ____1993____
     Contractual interest income. $   108,158       107,766       110,702
     Interest income recorded.... _____85,883_  ____(86,582)  ____(86,909)
     Foregone income............. $    22,275        21,184        23,793
                                  ============  ============  ============

     The Company's impaired loans were less than 0.5% of total loans at December 31, 1995.

 (6) Premises and Equipment
     Premises and equipment are summarized below:

                                                                                    _______December_31,_______
                                                                                    ____1995____  ____1994____
     Land.......................................................................... $   563,160       563,160
     Buildings.....................................................................   1,702,440     1,695,665
     Leasehold improvements........................................................     278,113       274,690
     Furniture, fixtures and equipment............................................. __1,969,676_  __1,939,569_
                                                                                      4,513,389     4,473,084
     Less accumulated depreciation and amortization................................ __2,479,088_  __2,502,896_
     Premises and equipment, net................................................... $ 2,034,301     1,970,188
                                                                                    ============  ============

 (7) Deposits
     Included in interest-bearing deposits are certificates of deposit of $100,000 or more, which totaled $9,408,673 and $7,411,193 at December 31, 1995 and 1994, respectively.

     Interest expense on certificates of deposit of $100,000 or more was $483,067, $231,781, and $166,651 for the years ended December 31,
     1995, 1994 and 1993, respectively.


 (8) Noninterest Income, Excluding Investment Securities Gains
     The major components of noninterest income, excluding investment securities gains, are provided in the following table:

                                                                      _________Year_Ended_December_31,________
                                                                      ____1995____  ____1994____  ____1993____
     Services charges on deposit accounts............................ $   943,766       863,672       863,354
     Secondary market mortgage loan origination fees.................     130,775       174,430       207,447
     Nonyield-related loan fees......................................      22,428        68,100        94,979
     Other........................................................... ____188,437_  ____188,731_  ____197,802_
                                                                      $ 1,285,406     1,294,933     1,363,582
                                                                      ============  ============  ============

 (9) Noninterest Expense
     The major components of noninterest expense are provided in the following table:

                                                                      _________Year_Ended_December_31,________
                                                                      ____1995____  ____1994____  ____1993____
     Salaries and employee benefits.................................. $ 1,717,474     1,708,705     1,515,506
     Net Occupancy expense premises..................................     405,056       411,893       375,132
     Equipment expense...............................................     255,758       233,091       220,503
     FDIC and state assessments......................................      99,869       164,997       174,294
     Stationery, printing, and supplies..............................     129,544       151,112       127,375
     Data processing.................................................     132,458       136,442       119,838
     Directors fees..................................................     166,900       104,700        51,300
     Legal and professional fees.....................................     103,873       103,297        75,137
     Postage.........................................................      77,167        73,828        66,500
     Advertising.....................................................      95,225        68,721        52,044
     Telephone.......................................................      66,817        63,299        60,667
     Amortization of goodwill........................................      13,270        13,270        13,270
     Net foreclosed assets expense...................................         360         1,658       121,653
     Other........................................................... ____223,512_  ____238,417_  ____206,323_
                                                                      $ 3,487,283     3,473,430     3,179,542
                                                                      ============  ============  ============

(10) Income Taxes
     Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method as required by Statement of Financial Accounting Standards No.
     109. The cumulative effect of this accounting change was to increase net earnings by $800,453.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes also include tax credit carryforwards and the net tax effects of unrealized gains and losses on available-for-sale securities. Significant components of the Company's net deferred tax asset (liability) as of December 31, 1995 and 1994, are as follows:

                                                                                    _______December_31,_______
     Deferred tax assets:                                                           ____1995____  ____1994____
       Allowance for loan losses not currently deductible.......................... $    64,764       112,614
       Cumulative write-downs on other real estate owned...........................      70,915        86,169
       Other....................................................................... _____22,942_  _____24,446_
                                                                                    ____158,621_  ____223,229_
     Deferred tax liabilities:
       Tax over book depreciation..................................................    (109,118)     (113,665)
       Discount accretion on investment securities................................. _____(1,373)  ____(12,754)
                                                                                    ___(110,491)  ___(126,419)
     Net deferred tax asset, excluding deferred taxes on unrealized
       gains and losses on available-for-sale securities...........................      48,130        96,810
     Deferred tax asset (liability) on net unrealized gains and losses on available-for-sale securities..................................... ___(107,404)  _____94,264_
     Net deferred tax asset (liability)............................................ $   (59,274)      191,074
                                                                                    ============  ============

     The provision for federal income taxes consists of the following components:

                    ___________Year_Ended_December_31,______
                    ____1995____  ____1994____  ____1993____
     Current....... $   421,258       204,971        53,749
     Deferred...... _____48,680_  ____286,147_  ____418,569_
                    $   469,938       419,118       472,318
                    ============  ============  ============

     The provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate on operations as follows:

                                                                      _________Year_Ended_December_31,________
                                                                      ____1995____  ____1994____  ____1993____
     U.S. federal corporate tax rate.................................         34%           34%           34%
                                                                      ============  ============  ============
     Taxes calculated at statutory rate.............................. $   509,632       511,502       524,534
     Decrease resulting from tax-exempt interest.....................     (27,974)      (13,962)       (1,360)
     Change in valuation reserve.....................................         ---           ---       (57,955)
     Other, net...................................................... ____(11,720)  _____(6,422)  ______7,099_
     Provision for federal income taxes.............................. $   469,938       491,118       472,318
                                                                      ============  ============  ============

     The Company paid income taxes of $459,000 in 1995, $226,994 in 1994, and $28,420 in 1993.

(11) Employee Benefit Plans The Bank has an Employee Stock Ownership Plan
     (ESOP) covering all employees with at least one year of service (1,000 or more hours). Plan assets are invested primarily in stock of the Company for the benefit of employees upon their retirement. Contributions to the ESOP are at the discretion of the Board of Directors, with limitations based on a percentage of participants' compensation. Annual contributions are allocated to the accounts of each participant in the same proportion that each participant's compensation for the year bears to the total compensation of all participants for the year. A participant's interest in his or her account balance becomes fully vested after completion of seven years of service. No contributions were made to the plan in 1995. The Bank contributed $92,444 to the ESOP in 1994 and $5,553 in 1993. At December 31, 1995, the ESOP held 11,118 shares of common stock of the Company, all of which have been allocated to participants. The Company has elected not to apply the provisions of Statement of Position 93-6 to shares purchased on or before December 31, 1992.

     On February 15, 1994, the Bank implemented a 401(k) plan. Eligibility requirements are similar to the ESOP. At the discretion of the Board of Directors and subject to certain limitations, the Bank may make both matching and profit sharing contributions to the 401(k).
     Matching contributions are allocated as a percentage of the salary reduction contributions of each participant. Profit sharing contributions are allocated in a similar manner as contributions to the ESOP. Participants are fully vested in any salary reduction contributions and become fully vested in their allocation of Bank contributions upon the completion of four years of service. The Bank accrued for a matching contribution of approximately $24,000 in 1995, which was contributed to the plan in February of 1996. Matching contributions for 1994 totaled $19,185.

(12) Commitments and Contingencies
     (a) Financial Instruments with Off-Balance-Sheet Risk
         The Bank is a party to various financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated balance sheets. As of December 31, 1995 and 1994, the Bank's commitments to extend credit totaled $7,976,241 and $7,026,488, respectively, and standby letters of credit totaled $311,440 and $263,158, respectively. Bank management does not anticipate any material loss as a result of these transactions.

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if considered necessary by the Bank upon extension of credit is based on management's credit evaluation of the counterparty.

         Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities.

     (b) Leases
         At December 31, 1995, the Bank was obligated under noncancelable operating leases on certain facilities. These leases require minimum annual rentals of approximately $85,000 in 1996, $41,000 in 1997, and decreasing amounts thereafter through the year 1999. It is expected that, in the normal course of business, these leases will be renewed when they expire.

     (c) Litigation
         The Bank is the defendant in a matter relating to the State of Louisiana and the Louisiana Economic Development Corporation
         (LEDC). The lawsuit seeks a declaration that a three million dollar guarantee of an industrial development loan is null and void. In 1990, the borrowers defaulted on the loan and the Bank accelerated the outstanding balance and seized LEDC's three million dollar certificate of deposit in satisfaction of the loan. The borrower has filed for protection in Bankruptcy Court.
         Because of the status of the case, an evaluation of the outcome or a determination of the Bank's exposure, if any, cannot be made at this time. However, the Bank has meritorious defenses and will continue to vigorously defend its position.

(13) Regulatory Matters
     The Bank is required to maintain certain minimum capital levels. At December 31, 1995, the Bank was in compliance with statutory minimum capital requirements. A summary of the actual capital levels at December 31, 1995 and 1994, follows:

     Core Capital vs. Risk Weighted Assets (Tier 1)........ 17.3%
     Total (Qualifying) Capital vs. Risk Weighted Assets
       (Tier 1 plus Tier 2)................................ 18.6%
     Core Capital vs. Adjusted Total Assets (Leverage).....  9.4%

     Risk-based capital requirements are intended to make regulatory capital more sensitive to risk elements of the Bank. Currently, the Bank is required to maintain a minimum total risk-based capital ratio of 8.0%, with not less than 4.0% in Tier 1 capital. In addition, the Bank must maintain a minimum leverage ratio (Tier 1 capital to adjusted total assets) of at least 3.00%, based upon the regulators' latest composite rating of the institution.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required that each federal banking agency implement prompt corrective actions for institutions that it regulates. The rules provide that an institution is "well capitalized" if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its leverage is 5% or greater and the institution is not subject to a capital directive. Under the regulation, the Bank is deemed to be "well capitalized" as of December 31, 1995, based upon the most recent notification from its regulators. There are no conditions or events since those notifications that management believes would change the Bank's classification.

     On February 8, 1994, the Bank entered into a Memorandum of Understanding (MOU) with the Federal Deposit Insurance Corporation
     (FDIC) regarding regulatory compliance issues. The MOU resulted from a compliance examination of the Bank conducted by the FDIC on October 1, 1993, in which several violations of federal regulations were noted, primarily record-keeping and disclosure violations. The MOU requires the Bank to improve its compliance program to insure adequate management supervision, training, and review procedures to insure compliance with federal record-keeping and disclosure requirements. Management believes it has taken the necessary steps to insure future compliance.

(14) Fair Value of Financial Instruments
     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     (a) Cash and short-term investments
         For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

     (b) Investment securities
         For securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

     (c) Loan receivables
         The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

     (d) Deposit liabilities
         The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar maturities.

     (e) Securities sold under repurchase agreements
         For those short-term liabilities, the carrying amount is a reasonable estimate of fair value.

     (f) Commitments to extend credit and standby letters of credit
         The fair value of commitments and standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. As of December 31, 1995, the fair value of commitments and standby letters of credit was not significant.

      The estimated fair values of the Company's financial instruments as of December 31, 1995, are as follows:
                                                 Carrying        Fair
      Financial assets:                        ___Amount___  ____Value___
        Cash and short-term investments....... $ 7,869,085     7,869,085
        Investment securities.................  26,751,997    26,793,868
        Loans, net............................  49,820,106    49,927,978

      Financial liabilities:
        Deposits..............................  78,708,203    79,009,585
        Securities sold under repurchase
          agreements..........................     199,638       199,638

(15) Subsequent Events
     On February 29, 1996, the Company entered into a definitive agreement with Regions Financial Corporation (Regions) under which the Company will be acquired by Regions in a tax-free, stock-for-stock transaction. Under the terms of the agreement, shareholders of the Company will receive 1.66 shares of Regions common stock for each share of Company common stock. The transaction is subject to the approval of the Company's shareholders and appropriate regulatory agencies and is expected to be consummated during the third quarter of 1996. Regions is a $14 billion dollar institution with 285 banking offices in Alabama, Florida, Georgia, Louisiana and Tennessee. Headquartered in Birmingham, Alabama, Regions is a multi-bank regional holding company providing banking and bank-related services in the fields of mortgage banking, credit-related insurance and securities brokerage. Regions common stock is traded on the NASDAQ National Market under the symbol "RGBK."

(16) Parent Company Condensed Financial Information
     The following presents condensed financial information of American Bancshares of Houma, Inc. as of December 31, 1995 and 1994, and for each of the years in the three-year period ended December 31, 1995:

                                     Parent Only Condensed Balance Sheets
                                                                                    _______December_31,_______
     Assets                                                                         ____1995____  ____1994____
       Due from subsidiary......................................................... $    55,090        27,937
       Investment in 100% of the outstanding common stock of American Bank
         and Trust Company of Houma................................................   8,427,406     7,284,836
       Goodwill.................................................................... ____197,965_  ____211,235_
                                                                                    $ 8,680,461     7,524,008
                                                                                    ============  ============
     Shareholders' equity
       Common stock, $3.00 par value, 1,000,000 shares authorized,
         258,737 shares issued..................................................... $   776,211       776,211
       Capital surplus.............................................................   4,262,927     4,262,927
       Retained earnings...........................................................   4,366,370     3,601,389
       Net unrealized gains (losses) of subsidiary.................................     208,489      (182,983)
       Less cost of 29,173 shares of common stock in treasury...................... ___(933,536)  ___(933,536)
                                                                                    $ 8,680,461     7,524,008
                                                                                    ============  ============

                                 Parent Only Condensed Statements of Earnings

                                                                      _________Year_Ended_December_31,________
                                                                      ____1995____  ____1994____  ____1993____
     Operating Income:
       Cash dividends from subsidiary................................ $___297,547_  ____258,443_  ____117,230_

     Operating Expenses:
       Amortization of goodwill......................................      13,270        13,270        13,270
       Other......................................................... ______6,396_  ______6,757_  ______6,104_
                                                                      _____19,666_  _____20,027_  _____19,374_
     Earnings before equity in undistributed earnings of subsidiary..     277,881       238,416        97,856

     Equity in undistributed earnings of subsidiary.................. ____751,098_  ____774,885_  __1,773,026_

     Net earnings.................................................... $ 1,028,979     1,013,301     1,870,882
                                                                      ============  ============  ============

                                Parent Only Condensed Statements of Cash Flows

                                                                      _________Year_Ended_December_31,________
                                                                      ____1995____  ____1994____  ____1993____
     Cash flows from operating activities:
       Dividends received............................................ $   297,547       258,443       117,230
       Other expenses paid........................................... _____(6,396)  _____(6,757)  _____(6,104)
         Net cash provided by operating activities...................     291,151       251,686       111,126

     Cash flows from financing activities:
       Dividends paid................................................ ___(263,998)  ___(229,564)  ___(114,782)

     Net increase (decrease) in cash and cash equivalents............      27,153        22,122        (3,656)

     Cash and cash equivalents at beginning of year.................. _____27,937_  ______5,815_  ______9,471_

     Cash and cash equivalents at end of year........................ $    55,090        27,937         5,815
                                                                      ============  ============  ============
     Reconciliation of net earnings to net cash provided
       by operating activities:
         Net earnings................................................ $_1,028,979_  __1,013,301_  __1,870,882_
         Adjustments to reconcile net earnings to net cash
           provided by operating activities:
             Amortization of goodwill................................      13,270        13,270        13,270
             Equity in undistributed net earnings of subsidiary...... ___(751,098)  ___(774,885)  _(1,773,026)
               Total adjustments..................................... ___(737,828)  ___(761,615)  _(1,759,756)

     Net cash provided by operating activities....................... $   291,151       251,686       111,126
                                                                      ============  ============  ============

                           Corporate Information

Board of Directors of American
  Bancshares of Houma, Inc. and
  American Bank and Trust Company       Executive Officers of American
  of Houma                                Bancshares of Houma, Inc.

Robert W. Boquet                        Chairman
President & C.E.O.                      A. M. Cook
American Bancshares of Houma, Inc.
American Bank & Trust Co. of Houma      Vice Chairman
                                        Philip E. Henderson
Francis O. Bourg, Jr.
President, Bourg Brothers               President & C.E.O.
  Moving & Storage                      Robert W. Boquet

Russel J. Brien                         Secretary
President, Russel Brien Farms, Inc.     Russel J. Brien

A. M. Cook                              Treasurer
Chairman of the Board                   Conrad J. Lirette
Consulting Petroleum Engineer

Dr. Allen J. Ellender                   Bank Offices
Retired Physician
                                        Main Office
Philip E. Henderson                     P. O. Box 110 / 801 Barrow St.
Attorney                                Houma, Louisiana   70361
Henderson, Hanemann & Morris APLC       (504) 872-1434

Conrad J. Lirette                       East Houma Branch
President, Bayou Barge Co., Inc.        1207 Grand Caillou Road
                                        Houma, Louisiana   70363
John B. Marceaux                        (504) 857-0415
Marketing Specialist
Bayou Oaks Hospital                     West Park Branch
                                        1700 West Park Avenue
Charles A. Page                         Houma, Louisiana   70364
President, Charles A. Page & Sons       (504) 857-0423
  Insurance Agency, Inc.
                                        St. Charles Branch
Sidney A. Pellegrin                     1250 St. Charles Avenue
Real Estate & Office Rentals            Houma, Louisiana   70360
                                        (504) 857-0419
Wm. Clifford Smith
President, T. Baker Smith               In-Mall Branch
  & Sons, Inc., Civil Engineers         Southland Mall
                                        3038 West Park Avenue
Earl Williams                           Houma, Louisiana   70364
President, Earl Williams Clothing       (504) 857-0427
  Store, Inc.
                                        Mall Motor Branch
                                        Parking Lot of Southland Mall
                                        3031 West Park Avenue
                                        Houma, Louisiana   70364
                                        (504) 857-0429

Officers of American Bank and
  Trust Company of Houma

President & C.E.O.
Robert W. Boquet

Executive Vice President
  & Cashier
Ben D. Borne

Senior Vice President
William Parker
  Lending

Vice Presidents
Barrie Bergeron
  Lending
Randal Bernard, C.P.A.
  Operations / Accounting
Mary Crochet
  Lending
Julia Filce
  Personnel & Marketing
Diane Gros
  In-Mall Branch Manager
Debbie Guidry
  St. Charles Branch Manager
Marie Morris, C.B.C.O.
  Loan Review & Compliance
Russell Touchet
  Real Estate Lending

Assistant Vice Presidents
Larry Babin
  East Houma Branch Manager
Connie Wilkerson
  Lending

Assistant Cashiers
Penny Dupre
  East Houma Branch
  Operations Manager
Brigette Kinsella
  Loan Operations
Eric Landry
  Loan Recovery
Audrey Richoux
  St. Charles Branch
  Operations Manager

Internal Auditor
Kristy Breaux


Member FDIC