Form 10QSB
period 1996-03-31
AMERICAN BANCSHARES OF HOUMA INC
filed 1996-05-15
CIK 352801

U. S. Securities and Exchange Commission
                          Washington, D.C.  20549
                                Form 10-QSB

(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
      For the quarterly period ended March 31,_1996

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

     The number of shares of common stock, $3.00 par value, outstanding as of March 31, 1996, was 229,564.

     Transitional Small Business Disclosure Format (check one):  Yes ___.
No _X_.

                             TABLE OF CONTENTS



PART I--FINANCIAL INFORMATION

  Item 1.  Financial Statements.

    Consolidated Statements of Condition -
      March 31, 1996 and December 31, 1995............................

    Consolidated Statements of Income -
      Periods Ended March 31, 1996 and 1995...........................

    Consolidated Statements of Changes in Stockholders' Equity -
      Periods Ended March 31, 1996 and 1995...........................

    Consolidated Statements of Cash Flows -
      Periods Ended March 31, 1996 and 1995...........................

    Notes to Consolidated Financial Statements........................


  Item 2.  Management's Discussion and Analysis.......................


PART II--OTHER INFORMATION

  Item 1.  Legal Proceedings..........................................

  Item 6.  Exhibits and Reports on Form 8-K...........................


SIGNATURES............................................................

                            AMERICAN BANCSHARES OF HOUMA, INC.
                           Consolidated Statements of Condition
                           March 31, 1996 and December 31, 1995
                                   Thousands of Dollars
                                        Unaudited


                                                                  Mar. 31,  Dec. 31,
                                                                  __1996__  __1995__
ASSETS
Cash and due from banks.......................................... $  5,224  $  6,569
Federal funds sold...............................................  ____---   __1,300
           Total cash and cash equivalents.......................    5,224     7,869
Investment securities:
  Available-for-sale securities at fair value (amortized cost
    of $24,848 and $22,889 in 1996 and 1995, respectively).......   24,876    23,205
  Held-to-maturity securities at amortized cost (fair value of
    $3,513 and $3,589 in 1996 and 1995, respectively)............  __3,502   __3,547
           Total investment securities...........................   28,378    26,752

Loans............................................................   53,691    50,980
  Less:  Unearned income.........................................     (171)     (167)
         Allowance for loan losses...............................  _(1,089)  ___(993)
           Loans, net............................................   52,431    49,820
Premises and equipment...........................................    2,027     2,034
Real estate acquired by foreclosure..............................        8       303
Other assets.....................................................  __1,242   __1,432
             Total assets........................................ $ 89,310  $ 88,210
                                                                   =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits (Note 2):
  Noninterest-bearing............................................ $ 17,573  $ 18,076
  Interest-bearing...............................................  _61,721   _60,632
           Total deposits........................................   79,294    78,708
Federal funds purchased and securities sold under
  repurchase agreements..........................................      459       200
Other liabilities................................................  ____753   ____622
           Total liabilities.....................................  _80,506   _79,530

Stockholders' equity:
  Common stock ($3.00 par value; 1,000,000 shares
    authorized; 258,737 shares issued)...........................      776       776
  Paid-in capital................................................    4,263     4,263
  Retained earnings..............................................    4,681     4,366
  Net unrealized gains (losses) on available-for-sale securities.       18       209
  Treasury stock (Cost of 29,173 shares).........................  ___(934)   __(934)
           Total stockholders' equity............................  __8,804   __8,680
             Total liabilities and stockholders' equity.......... $ 89,310  $ 88,210
                                                                   =======   =======

See notes to consolidated financial statements.

                            AMERICAN BANCSHARES OF HOUMA, INC.
                            Consolidated Statements of Income
                          Periods Ended March 31, 1996 and 1995
                      Thousands of Dollars Except for Per Share Data
                                        Unaudited

                                                                  Three_Months_Ended
                                                                  Mar. 31,  Mar. 31,
                                                                  __1996__  __1995__
     Interest income:
     Interest and fees on loans.................................. $  1,185  $  1,107
     Taxable securities income...................................      383       307
     Nontaxable securities income................................       34        17
     Interest on federal funds sold..............................  _____23   _____36
         Total interest income...................................  __1,625   __1,467

     Interest expense:
     Interest on deposits (Note 2)...............................      612       566
     Interest on federal funds purchased and
       securities sold under repurchase
       agreements................................................  ______3   ______2
         Total interest expense..................................  ____615   ____568

     Net interest income.........................................    1,010       899

     Provisions for loan losses..................................  ____---   ____---

     Net interest income after provisions
       for loan losses...........................................    1,010       899

     Noninterest income, excluding investment
       securities gains and losses (Note 3)......................      351       299

     Investment securities gains (losses)........................      ---        (1)

     Noninterest expense (Note 4)................................  ____776   ____882

     Earnings before income taxes................................      585       315

     Provision for income taxes..................................  ____197   _____88

     Net earnings................................................ $    388  $    227
                                                                   =======   =======

     PER SHARE DATA:
     Net earnings................................................ $   1.69  $   0.99
                                                                   =======   =======

     Average common shares outstanding...........................  229,564   229,564
                                                                   =======   =======

     See notes to consolidated financial statements.

                            AMERICAN BANCSHARES OF HOUMA, INC.
                Consolidated Statements of Changes in Stockholders' Equity
                        Three Months Ended March 31, 1996 and 1995
                                   Thousands of Dollars
                                        Unaudited


                                                                      Net unreal-
                                                                      ized Gains
                                                                      (Losses) on
                                                                      Available-
                                Common  Paid-in  Retained   Treasury  for-Sale
                                Stock_  Capital  Earnings   _Stock__  Securities_  Total
Balance at December 31, 1994.. $   776    4,263    3,602       (934)     (183)     7,524
Net earnings..................     ---      ---      227        ---       ---        227
Change in net unrealized gains
  or losses on available-for-
  sale securities.............   __---    __---    __---      __---     __133      __133
Balance at March 31, 1995..... $   776    4,263    3,829       (934)      (50)     7,884
                                 =====    =====    =====      =====     =====      =====

Balance at December 31, 1995.. $   776    4,263    4,366       (934)      209      8,680
Net earnings..................     ---      ---      388        ---       ---        388
Dividends ($0.32 per share)...                       (73)                            (73)
Change in net unrealized gains
  or losses on available-for-
  sale securities.............   __---    __---    __---      __---     _(191)     _(191)
Balance at March 31, 1996..... $   776    4,263    4,681       (934)       18      8,804
                                 =====    =====    =====      =====     =====      =====



See notes to consolidated financial statements.

                            AMERICAN BANCSHARES OF HOUMA, INC.
                          Consolidated Statements of Cash Flows
                        Three Months Ended March 31, 1996 and 1995
                                   Thousands of Dollars
                                        Unaudited

                                                            Three_Months_Ended
                                                            Mar. 31,  Mar. 31,
                                                            __1996__  __1995__
Cash flows from operating activities:
  Interest received.......................................  $  1,761  $  1,499
  Fees and commissions received...........................       379       334
  Interest paid...........................................      (671)     (525)
  Other expenses paid.....................................      (846)     (861)
  Income taxes paid.......................................    ___---    ___(14)

    Net cash provided by operating activities.............    ___623    ___433

Cash flows from investing activities:
  Proceeds from sales of available-for-sale securities....       ---       999
  Proceeds from paydowns and maturities
    of available-for-sale securities......................     1,051     1,031
  Purchases of available-for-sale securities..............    (3,031)   (6,042)
  Proceeds from paydowns and maturities
    of held-to-maturity securities........................        39       139
  Loan originations, net of repayments....................    (2,263)      591
  Capital expenditures....................................       (49)      (32)
  Proceeds from sales of foreclosed assets................        97        30
  Net decrease (increase) in other assets.................    ____43    _____9

    Net cash used in investment activities................    (4,113)   (3,275)

Cash flows from financing activities:
  Net increase (decrease) in deposits.....................       586      (154)
  Net increase (decrease) in federal funds purchased and
    securities sold under repurchase agreements...........    ___259    ___(91)
    Net cash provided by (used in) financing activities...    ___845    __(245)

Net decrease in cash and cash equivalents.................    (2,645)   (3,087)

Cash and cash equivalents at beginning of period..........     7,869    10,367

Cash and cash equivalents at end of period................  $  5,224  $  7,280
                                                              ======    ======

                                                                 (continued)


See notes to consolidated financial statements.

                            AMERICAN BANCSHARES OF HOUMA, INC.
                    Consolidated Statements of Cash Flows (Continued)
                        Three Months Ended March 31, 1996 and 1995
                                   Thousands of Dollars
                                        Unaudited

                                                            Three_Months_Ended
                                                            Mar. 31,  Mar. 31,
                                                            __1996__  __1995__
Reconciliation of net income to net cash provided by operating activities:

Net earnings..............................................  $ ___388  $ ___227
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Investment securities losses..........................       ---         1
    Depreciation and amortization of premises
      and equipment.......................................        57        46
    Write-downs of foreclosed assets......................         7        11
    Losses (gains) on sales of foreclosed assets..........      (128)        4
    Decrease (increase) in interest receivable............       111        12
    Amortization of goodwill..............................         3         3
    Net amortization of premiums on investment securities.        27        20
    Decrease (increase) in prepaid expenses...............        36       (24)
    Increase (decrease) in accrued expenses...............        (3)        2
    Increase (decrease) in interest payable...............       (55)       44
    Increase (decrease) in current income taxes payable...        97        85
    Decrease (increase) in net deferred tax asset.........        67       (11)
    Net increase (decrease) in deferred loan fees
      and other unearned income...........................    ____16    ____13
        Total adjustments.................................    ___235    ___206

Net cash provided by operating activities.................  $    623  $    433
                                                              ======    ======


Supplemental schedule of noncash investing activities:

  Assets acquired through foreclosure of loans............  $     22  $     55
                                                              ======    ======

  Loans made to finance sales of foreclosed assets........  $    371  $     25
                                                              ======    ======


See notes to consolidated financial statements.

                            AMERICAN BANCSHARES OF HOUMA, INC.
                        Notes to Consolidated Financial Statements
                                 March 31, 1996 and 1995
                                        Unaudited


(1)  Summary of Significant Accounting Policies

     No significant changes in accounting policies have occurred since the filing of the Form 10-KSB report on March 29, 1996, for the fiscal year ended December 31, 1995.

     Certain reclassifications have been made to conform to the 1996 presentation of financial information.


(2)  Deposits

     Included in interest-bearing deposits are certificates of deposit of $100,000 or more, which totaled $10,799,992 at March 31, 1996, and $9,408,673 at December 31, 1995.

     Interest expense on certificates of deposit of $100,000 or more totaled $143,323 and $102,691 for the three months ended March 31, 1996 and 1995, respectively.


(3)  Noninterest Income

     Details of noninterest income, excluding investment securities gains and losses, are as follows:
                                                            Three_Months_Ended
     (Thousands of Dollars)                                 Mar. 31,  Mar. 31,
                                                            __1996__  __1995__
    Service charges on deposit accounts.................... $    245  $    222
    Secondary market loan origination fees.................       31        15
    Other.................................................. ______75  ______62
                                                            $    351  $    299
                                                            ========  ========

(4)  Noninterest Expense

     Details of noninterest expense are as follows:

                                                            Three_Months_Ended
     (Thousands of Dollars)                                 Mar. 31,  Mar. 31,
                                                            __1996__  __1995__
    Salaries and employee benefits......................... $    437  $    425
    Net occupancy expense of premises......................      105        97
    Equipment expense......................................       69        61
    Advertising, marketing and promotion...................       25        21
    FDIC and state assessments.............................        5        44
    Stationery, printing and supplies......................       30        28
    Data processing........................................       34        34
    Directors' fees........................................       41        44
    Legal and professional fees............................       41        26
    Postage................................................       20        18
    Telephone expense......................................       18        16
    Net foreclosed assets expense (income).................     (118)        6
    Other.................................................. ______69  ______62
                                                            $    776  $    882
                                                            ========  ========

                     AMERICAN BANCSHARES OF HOUMA. INC.
                    Management's Discussion and Analysis


     American Bancshares of Houma, Inc. (the Company) is a one-bank holding company whose primary asset is the 100% ownership of American Bank and Trust Company of Houma (the Bank) domiciled in Houma, Louisiana. As previously disclosed in the 1995 Annual Report on Form 10-KSB, the Company entered into a definitive agreement on February 29, 1996, with Regions Financial Corporation (Regions) under which the Company will be acquired by Regions in a tax-free, stock-for-stock transaction. Under the terms of the agreement, shareholders of the Company will receive 1.66 shares of Regions common stock for each share of Company common stock. The transaction is subject to the approval of the Company's shareholders and appropriate regulatory agencies and is expected to be consummated during the third quarter of 1996. Regions is a multi-bank regional holding company headquartered in Birmingham, Alabama. Regions common stock is traded on the NASDAQ National Market under the symbol "RGBK."


Overview

     The Company earned $388,000 or $1.69 per share for the first quarter of 1996, providing a 1.76% return on average assets and a 17.64% return on average equity. First quarter earnings increased by $161,000 or $0.70 per share from the same period in 1995. During the first quarter of 1996, the Bank recognized a gain of $127,000 on the sale of the last significant piece of other real estate held on its books.

     During the first quarter of 1996, the Company's total assets grew by $1,100,000 or 1.2%. Total loans, net of unearned income, increased by $2,707,000 or 5.3%, while total deposits increased $586,000 or 0.7%, resulting in a loans-to-deposits ratio of 67.5%.

     At March 31, 1996, nonaccrual loans totaled $120,000, restructured loans totaled $1,061,000, loans past due 90 days or more totaled $33,000, and foreclosed assets totaled $20,000. Overall, total nonperforming assets decreased by $249,000 or 16.8% since December 31, 1995. The level of impaired loans as defined by Statement of Financial Accounting Standards No. 114 was insignificant.


Net_Interest_Income

     Year-to-date net interest income increased by $111,000 or 12.3% due to growth in earning assets and increased loan portfolio yields. Compared to the same period in 1995, average earning assets increased by $6,796,000 or 9.1%. The tax equivalent net interest margin for the period equaled 5.13% in 1996 compared to 4.94% in 1995.

     Detailed analysis of the components of and changes in net interest income on a taxable equivalent basis is provided in the "Summary of Average Balance Sheets, Interest, and Interest Rates" and "Comparative Changes in Interest Income and Expense" tables that follow this discussion.

Allowance_and_Provisions_for_Loan_Losses

     No provisions for loan losses were made during the quarters ending March 31, 1996 and 1995. The $1,089,000 allowance for loan losses (representing 2.0% of the portfolio) is deemed to be adequate by Bank management. The Bank recorded year-to-date net recoveries of $96,000 in 1996 compared to net charge-offs of $52,000 for the same period in 1995.


Noninterest_Income

     Year-to-date noninterest income, excluding investment securities gains and losses, increased by $52,000 or 17.4% due primarily to increased service charge income on deposit accounts, secondary market mortgage loan origination fees, and other fee income. Service charge income increased primarily due to a new pricing structure on high-volume commercial accounts implemented in mid-1995 and also due to increased NSF volume. Other fee income increased due to the implementation of ATM surcharges at the end of 1995 and also due to increased loan insurance premium income. Details of other noninterest income are provided in note 3 to the consolidated financial statements.


Noninterest_Expense

     Year-to-date total overhead expenses decreased by $106,000 or 12.0% primarily due to the gain on the sale of other real estate previously mentioned and reduced F.D.I.C. insurance premiums. A comparative breakdown of overhead expenses is provided in note 4 to the consolidated financial statements.


Liquidity

     The Bank's liquidity ratio, which is a measure of net cash, short-term and marketable assets as a percent of net deposits and short-term liabilities, equaled 32.7% at March 31, 1996, compared to 34.0% at December 31, 1995. Management strives to maintain a minimum liquidity ratio of 25%. Total loans, net of unearned discounts, represented 67.5% of total deposits at March 31, 1996, compared to 64.6% at December 31, 1995. Federal funds sold and investments in short-term, high quality U. S. Government and U. S. Government Agency securities provide a source of ongoing liquidity for the Bank. The investment portfolio is structured to provide a ladder of maturities to ensure that funds will be available when needed. Also, a significant portion of the investment portfolio is classified as available-for-sale in accordance with Statement of Financial Accounting Standards No.
115. While the Bank has the intent to hold these securities indefinitely, they are available for disposal and may be sold for liquidity as well as other reasons. The Bank also has the ability to purchase federal funds from correspondent banks and to pledge securities for other borrowings if necessary to satisfy temporary liquidity needs. Management believes that these factors place the Bank in a sound liquidity position.

Capital_Adequacy_&_Dividends

     Regulatory capital guidelines set forth minimum ratios of total capital to total "risk-weighted" assets of 8.0%, "Tier 1" capital to total "risk-weighted" assets of 4.0%, and a leverage ratio ("Tier 1" capital to total assets) of 3%. The Federal Deposit Insurance Corporation Improvement Act of 1991 provides that an institution is "well capitalized" if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its leverage ratio is 5% or greater, and the institution is not subject to a capital directive. Because the Company has total consolidated assets of less than $150 million and meets certain other conditions, the guidelines are applied on a bank-only basis. For the Bank, "Tier 1" capital consists of its shareholders' equity, excluding net unrealized market gains or losses on available-for-sale securities. Total capital consists of "Tier 1" capital plus an allowable portion of the allowance for loan losses. At March 31, 1996, the Bank's total capital to total "risk-weighted" assets ratio equaled 18.84%, its "Tier 1" capital to total "risk-weighted" assets ratio equaled 17.58%, and its leverage ratio equaled 9.60%.

     During the first quarter of 1996, the Board of Directors of the Company declared a regular quarterly dividend of $0.32 per share, totaling $73,460, which was paid to shareholders on April 4, 1996.


Regulatory_Matters

On February 8, 1995, the Bank entered into a Memorandum of Understanding
(MOU) with the Federal Deposit Insurance Corporation (FDIC) regarding regulatory compliance issues. The MOU resulted from a compliance examination of the Bank conducted by the FDIC on October 1, 1993, in which several violations of federal regulations were noted, primarily record-keeping and disclosure violations. The MOU requires the bank to improve its compliance program to insure adequate management supervision, training, and review procedures to insure compliance with federal record-keeping and disclosure requirements. Management believes it has taken the necessary steps to insure future compliance. A subsequent compliance examination of the Bank was conducted by the FDIC in March of 1996, the results of which are still pending.

                            AMERICAN BANCSHARES OF HOUMA, INC.
             Summary of Average Balance Sheets, Interest, and Interest Rates
                        Three Months Ended March 31, 1996 and 1995
                        Tax Equivalent Basis, Thousands of Dollars
                                        Unaudited

                               ___________________Three_Months_Ended____________________
                               ______March_31,_1996_______   ______March_31,_1995_______
                               Average             Average   Average             Average
                               Balance  Interest   _Rate__   Balance  Interest   _Rate__
ASSETS
INTEREST-EARNING ASSETS:
Loans, net of unearned income* $52,279  ___1,185     9.19%   $51,221  ___1,107     8.76%
Investment securities: **
 Taxable......................  24,076       383     6.45     19,128       307     6.51
 Nontaxable***................  _3,026  ______50     6.70     _1,442  ______24     6.75
  Total investment securities.  27,102       433     6.48     20,570       331     6.53
Federal funds sold............  _1,725  ______23     5.41     _2,519  ______36     5.80
 Total interest-earning assets  81,106  ___1,641     8.21     74,310  ___1,474     8.04
NONINTEREST-EARNING ASSETS AND
 ALLOWANCE FOR LOAN LOSSES:
Cash and due from banks.......   4,658                         4,556
Bank premises and equipment...   2,045                         1,973
Other assets..................   1,596                         1,436
Allowance for loan losses.....  (1,038)                       (1,125)
  Total assets................ $83,367                       $81,150
                                ======                        ======
LIABILITIES_AND
STOCKHOLDERS'_EQUITY
INTEREST-BEARING LIABILITIES:
NOW accounts.................. $10,213        41     1.63    $10,144        60     2.40
Money market accounts.........   6,883        41     2.42      7,714        56     2.94
Savings deposits..............   8,787        50     2.31      9,376        69     2.98
Time deposits.................  34,926   ____480     5.57     30,106  _____381     5.13
  Total interest-bearing
   deposits...................  60,809       612     4.08     57,340       566     4.00
Short-term borrowings.........  ___186   ______3     6.54     ___118  _______2     6.87
  Total interest-bearing
   liabilities................  60,995   ____615     4.09     57,458  _____568     4.01
NONINTEREST-BEARING LIABILITIES
 AND STOCKHOLDERS' EQUITY:
Noninterest-bearing deposits..  17,842                        15,471
Other liabilities.............     710                           529
Stockholders' equity..........  _8,820                        _7,692
  Total liabilities and
   stockholders' equity....... $88,367                       $81,150
                                ======                        ======
Net interest earned on total
 interest-earning assets...... $81,106     1,026     5.13%   $74,310       906     4.94%
                                ======   =======              ======   =======
  *Nonaccruing loan balances are included in loans for purposes of this analysis.
 **Investment securities are shown at amortized cost, with net market gains or losses on available-for-sale securities included in other assets.
***Interest and yields on nontaxable investment securities are shown as tax equivalent amounts based on a 34% federal income tax rate and adjusted for the nondeductibility of certain interest expense incurred to carry tax exempt obligations.

                            AMERICAN BANCSHARES OF HOUMA, INC.
                    Comparative Changes in Interest Income and Expense
                    For the Three Months Ended March 31, 1996 and 1995
                        Tax Equivalent Basis, Thousands of Dollars
                                   Thousands of Dollars
                                        Unaudited

                                  1996 Compared to 1995         1995 Compared to 1994
                               Increase_(Decrease)_Due_To    Increase_(Decrease)_Due_To
                               Change    Change              Change    Change
                                 in        in                  in        in
                               Volume    _Rate_     Total    Volume    _Rate_     Total
INTEREST_INCOME
Loans........................  $___23    ____55     ___78    $__238    ____27     __265
Investment securities:
 Taxable.....................      79        (3)       76       (76)       (3)      (79)
 Nontaxable..................   ___26    ___---     ___26     ___20    ___---     ___20
  Total investments..........     105        (3)      102       (56)       (3)      (59)
Federal funds sold...........   __(11)   ____(2)    __(13)    ___(4)   ____18     ___14

  Total interest income......   __117    ____50     __167     __178    ____42     __220

INTEREST_EXPENSE
Interest-bearing deposits:
 NOW accounts................       0       (19)      (19)        1        12        13
 Money market accounts.......      (6)       (9)      (15)       (5)        7         2
 Savings deposits............      (4)      (15)      (19)       (2)        7         5
 Time deposits...............   ___64    ____35     ___99     ___75    ____90     __165

  Total interest-bearing
   deposits..................      54        (8)       46        69       116       185
 Short-term borrowings.......   ____1    ___---    _____1     ____1    ___---    _____1

  Total interest expense.....   ___55    ____(8)   ____47     ___70    ___116    ___186

  Net interest income........  $   62        58       120    $  108       (74)       34
                                =====    ======    ======     =====    ======    ======

NOTE:  The change in interest due to both volume and rate has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of change in each.

                        PART II - OTHER INFORMATION


Item_1._Legal_Proceedings.

     No material developments have occurred in the legal proceedings previously disclosed in the 1995 Annual Report on Form 10-KSB.

Item_6._Exhibits_and_Reports_on_Form_8-K.

     During the quarter ended March 31, 1996, no reports on Form 8-K have been filed.



                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     American_Bancshares_of_Houma,_Inc.
                                     (Registrant)



Date:  May 13, 1996                  /s/_Robert_W._Boquet______________
                                     Robert W. Boquet
                                     President and C.E.O.
                                     Principal Financial Officer