Form 10QSB
period 1996-06-30
AMERICAN BANCSHARES OF HOUMA INC
filed 1996-08-14
CIK 352801

U. S. Securities and Exchange Commission
                          Washington, D.C.  20549
                                Form 10-QSB

(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
      For the quarterly period ended June 30,_1996

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

     The number of shares of common stock, $3.00 par value, outstanding as of June 30, 1996, was 229,564.

     Transitional Small Business Disclosure Format (check one):  Yes ___.
No _X_.

                             TABLE OF CONTENTS



PART I--FINANCIAL INFORMATION

  Item 1.  Financial Statements.

    Consolidated Statements of Condition -
      June 30, 1996 and December 31, 1995.............................

    Consolidated Statements of Income -
      Periods Ended June 30, 1996 and 1995............................

    Consolidated Statements of Changes in Stockholders' Equity -
      Periods Ended June 30, 1996 and 1995............................

    Consolidated Statements of Cash Flows -
      Periods Ended June 30, 1996 and 1995............................

    Notes to Consolidated Financial Statements........................


  Item 2.  Management's Discussion and Analysis.......................


PART II--OTHER INFORMATION

  Item 1.  Legal Proceedings..........................................

  Item 6.  Exhibits and Reports on Form 8-K...........................


SIGNATURES............................................................

                            AMERICAN BANCSHARES OF HOUMA, INC.
                           Consolidated Statements of Condition
                           June 30, 1996 and December 31, 1995
                                   Thousands of Dollars
                                        Unaudited


                                                                  June 30,  Dec. 31,
                                                                  __1996__  __1995__
ASSETS
Cash and due from banks.......................................... $  4,625  $  6,569
Federal funds sold...............................................  ____775   __1,300
           Total cash and cash equivalents.......................    5,400     7,869
Investment securities:
  Available-for-sale securities at fair value (amortized cost
    of $19,513 and $22,889 in 1996 and 1995, respectively).......   19,365    23,205
  Held-to-maturity securities at amortized cost (fair value of
    $3,466 and $3,589 in 1996 and 1995, respectively)............  __3,473   __3,547
           Total investment securities...........................   22,838    26,752

Loans (note 2)...................................................   58,061    50,980
  Less:  Unearned income.........................................     (198)     (167)
         Allowance for loan losses...............................  _(1,285)  ___(993)
           Loans, net............................................   56,578    49,820
Premises and equipment...........................................    2,076     2,034
Real estate acquired by foreclosure..............................        8       303
Other assets.....................................................  __1,352   __1,432
             Total assets........................................ $ 88,252  $ 88,210
                                                                   =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits (Note 3):
  Noninterest-bearing............................................ $ 17,421  $ 18,076
  Interest-bearing...............................................  _61,325   _60,632
           Total deposits........................................   78,746    78,708
Federal funds purchased and securities sold under
  repurchase agreements..........................................      ---       200
Other liabilities................................................  ____678   ____622
           Total liabilities.....................................  _79,424   _79,530

Stockholders' equity:
  Common stock ($3.00 par value; 1,000,000 shares
    authorized; 258,737 shares issued)...........................      776       776
  Paid-in capital................................................    4,263     4,263
  Retained earnings..............................................    4,820     4,366
  Net unrealized gains (losses) on available-for-sale securities.      (97)      209
  Treasury stock (Cost of 29,173 shares).........................  ___(934)   __(934)
           Total stockholders' equity............................  __8,828   __8,680
             Total liabilities and stockholders' equity.......... $ 88,252  $ 88,210
                                                                   =======   =======

See notes to consolidated financial statements.

                            AMERICAN BANCSHARES OF HOUMA, INC.
                            Consolidated Statements of Income
                           Periods Ended June 30, 1996 and 1995
                      Thousands of Dollars Except for Per Share Data
                                        Unaudited

                                              Three_Months_Ended   _Six_Months_Ended_
                                              June 30,  June 30,   June 30,  June 30,
                                              __1996__  __1995__   __1996__  __1995__
     Interest income:
     Interest and fees on loans.............. $  1,245  $  1,121    $ 2,430   $ 2,228
     Taxable securities income...............      357       341        740       648
     Nontaxable securities income............       33        16         67        33
     Interest on federal funds sold..........  ______9   _____44    _____32   _____80
         Total interest income...............  __1,644   __1,522    __3,269   __2,989

     Interest expense:
     Interest on deposits (Note 3)...........      615       604      1,227     1,170
     Interest on federal funds purchased and
       securities sold under repurchase
       agreements............................  ______5   ______3    ______9   ______5
         Total interest expense..............  ____620   ____607    __1,236   __1,175

     Net interest income.....................    1,024       915      2,033     1,814

     Provisions for loan losses..............  ____250   ____---    ____250   ____---

     Net interest income after provisions
       for loan losses.......................      774       915      1,783     1,814

     Noninterest income, excluding investment
       securities gains and losses (Note 4)..      370       314        721       613

     Investment securities gains (losses)....        4       ---          4        (1)

     Noninterest expense (Note 5)............  ____830   ____894    __1,605   __1,775

     Earnings before income taxes............      318       335        903       651

     Provision for income taxes..............  ____105   ____108    ____303   ____197

     Net earnings............................ $    213  $    227   $    600  $    454
                                               =======   =======    =======   =======

     PER SHARE DATA:
     Net earnings............................ $   0.93  $   0.99   $   2.62  $   1.98
                                               =======   =======    =======   =======

     Average common shares outstanding.......  229,564   229,564    229,564   229,564
                                               =======   =======    =======   =======

     See notes to consolidated financial statements.

                            AMERICAN BANCSHARES OF HOUMA, INC.
                Consolidated Statements of Changes in Stockholders' Equity
                        Six Months Ended June 30, 1996 and 1995
                                   Thousands of Dollars
                                        Unaudited


                                                                      Net unreal-
                                                                      ized Gains
                                                                      (Losses) on
                                                                      Available-
                                Common  Paid-in  Retained   Treasury  for-Sale
                                Stock_  Capital  Earnings   _Stock__  Securities_  Total

Balance at December 31, 1994.. $   776    4,263    3,602       (934)     (183)     7,524
Net earnings..................     ---      ---      454        ---       ---        454
Dividends ($0.40 per share)...                       (92)                            (92)
Change in net unrealized gains
  or losses on available-for-
  sale securities.............   __---    __---    __---      __---     __269      __269
Balance at June 30, 1995...... $   776    4,263    3,964       (934)       86      8,155
                                 =====    =====    =====      =====     =====      =====

Balance at December 31, 1995.. $   776    4,263    4,366       (934)      209      8,680
Net earnings..................     ---      ---      600        ---       ---        600
Dividends ($0.64 per share)...                      (146)                           (146)
Change in net unrealized gains
  or losses on available-for-
  sale securities.............   __---    __---    __---      __---     _(306)     _(306)
Balance at June 30, 1996...... $   776    4,263    4,820       (934)      (97)     8,828
                                 =====    =====    =====      =====     =====      =====



See notes to consolidated financial statements.

                            AMERICAN BANCSHARES OF HOUMA, INC.
                          Consolidated Statements of Cash Flows
                         Six Months Ended June 30, 1996 and 1995
                                   Thousands of Dollars
                                        Unaudited

                                                            _Six_Months_Ended_
                                                            June 30,  June 30,
                                                            __1996__  __1995__
Cash flows from operating activities:
  Interest received.......................................  $  3,379  $  3,045
  Fees and commissions received...........................       762       669
  Interest paid...........................................    (1,275)   (1,081)
  Other expenses paid.....................................    (1,577)   (1,672)
  Income taxes paid.......................................    __(215)   __(199)

    Net cash provided by operating activities.............    _1,074    ___762

Cash flows from investing activities:
  Proceeds from sales of available-for-sale securities....     4,233       999
  Proceeds from paydowns and maturities
    of available-for-sale securities......................     2,137     1,074
  Purchases of available-for-sale securities..............    (3,031)   (7,052)
  Proceeds from paydowns and maturities
    of held-to-maturity securities........................        60     1,203
  Loan originations, net of repayments....................    (6,663)      594
  Capital expenditures....................................      (158)     (164)
  Proceeds from sales of foreclosed assets................       107        61
  Net decrease (increase) in other assets.................    ____81    ___(51)

    Net cash used in investment activities................    (3,234)   (3,336)

Cash flows from financing activities:
  Net increase (decrease) in deposits.....................        38       (11)
  Net increase (decrease) in federal funds purchased and
    securities sold under repurchase agreements...........      (200)      225
  Dividends paid..........................................      (146)      ---
  Net increase (decrease) in other liabilities............    ____(1)   ____(3)

    Net cash provided by (used in) financing activities...    __(309)   ___211

Net decrease in cash and cash equivalents.................    (2,469)   (2,363)

Cash and cash equivalents at beginning of period..........     7,869    10,367

Cash and cash equivalents at end of period................  $  5,400  $  8,004
                                                              ======    ======

                                                                 (continued)


See notes to consolidated financial statements.

                            AMERICAN BANCSHARES OF HOUMA, INC.
                    Consolidated Statements of Cash Flows (Continued)
                         Six Months Ended June 30, 1996 and 1995
                                   Thousands of Dollars
                                        Unaudited

                                                            Six_Months_Ended
                                                            June 30,  June 30,
                                                            __1996__  __1995__
Reconciliation of net income to net cash provided by operating activities:

Net earnings..............................................  $ ___600  $ ___454
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Provisions for loan losses............................       250       ---
    Investment securities losses (gains)..................        (4)        1
    Depreciation and amortization of premises
      and equipment.......................................       116        93
    Losses on disposals of premises and equipment.........       ---         1
    Write-downs of foreclosed assets......................         7        22
    Losses (gains) on sales of foreclosed assets..........      (127)        4
    Decrease in interest receivable.......................        57        14
    Amortization of goodwill..............................         7         7
    Net amortization of premiums on investment securities.        54        43
    Decrease (increase) in prepaid expenses...............        51       (15)
    Increase in accrued expenses..........................        31        37
    Increase (decrease) in interest payable...............       (40)       95
    Increase (decrease) in current income taxes payable...        75        (4)
    Decrease (increase) in net deferred tax asset.........       (20)        2
    Net increase in deferred loan fees
      and other unearned income...........................    ____17    _____8
        Total adjustments.................................    ___474    ___308

Net cash provided by operating activities.................  $  1,074  $    762
                                                              ======    ======


Supplemental schedule of noncash investing activities:

  Assets acquired through foreclosure of loans............  $     53  $    179
                                                              ======    ======

  Loans made to finance sales of foreclosed assets........  $    397  $     82
                                                              ======    ======


See notes to consolidated financial statements.

                     AMERICAN BANCSHARES OF HOUMA, INC.
                 Notes to Consolidated Financial Statements
                           June 30, 1996 and 1995
                                 Unaudited


(1)  Summary of Significant Accounting Policies

     No significant changes in accounting policies have occurred since the filing of the Form 10-KSB report on March 29, 1996, for the fiscal year ended December 31, 1995.

     Certain reclassifications have been made to conform to the 1996 presentation of financial information.


(2)  Nonperforming Loans and the Allowance for Loan Losses

     Nonperforming loans consisted of the following at June 30, 1996, and December 31, 1995:

        (Thousands of Dollars)                       June 30,  Dec. 31,
                                                      _1996_    _1995_
       Nonaccrual loans.............................. $1,191    $   78
       Loans past due 90 days or more................     44       112
       Restructured loans............................ _1,199    ___949
                                                      $2,434    $1,139
                                                      ======    ======

     At June 30, 1996, the Bank had one loan designated as impaired in accordance with Statement of Financial Accounting Standards No. 114. The loan was placed in nonaccrual status at the end of the second quarter and has a carrying value of $1,144,000. Management has allocated $500,000 of the allowance for loan losses as potential exposure for this loan, which resulted in a special provision for loan losses of $250,000 at the end of the second quarter. As of June 30, 1996, no actual charge-offs have been recorded on the loan as the Bank is still in the process of evaluating its exposure. The average recorded investment in the impaired loan was approximately $1,226,000 for the six month period ended June 30, 1996, and no interest income has been recognized on the loan since its impairment.

     The following table presents the activity in the allowance for loan losses for the six month periods ended June 30, 1996 and 1995:

                                         _Six_Months_Ended_
        (Thousands of Dollars)           June 30,  June 30,
                                         __1996__  __1995__
       Balance at January 1.............   $  993    $1,133
       Provisions charged to expense....      250       ---
       Loans charged off................     (118)     (146)
       Recoveries on loans.............. _____160  ______50
       Balance at June 30...............   $1,285    $1,037
                                         ========  ========

(3)  Deposits

     Included in interest-bearing deposits are certificates of deposit of $100,000 or more, which totaled $10,931,761 at June 30, 1996, and
     $9,408,673 at December 31, 1995.

     Interest expense on certificates of deposit of $100,000 or more totaled $291,124 and $221,459 for the six months ended June 30, 1996 and 1995, respectively.

(4)  Noninterest Income

     Details of noninterest income, excluding investment securities gains and losses, are as follows:

                                                Three_Months_Ended   _Six_Months_Ended_
        (Thousands of Dollars)                  June 30,  June 30,   June 30,  June 30,
                                                __1996__  __1995__   __1996__  __1995__
       Service charges on deposit accounts..... $    249  $    240   $    494  $    462
       Secondary market loan origination fees..       45        26         76        41
       Other................................... ______76  ______48   _____151  _____110
                                                $    370  $    314   $    721  $    613
                                                ========  ========   ========  ========

(5)  Noninterest Expense

     Details of noninterest expense are as follows:

                                                Three_Months_Ended   _Six_Months_Ended_
        (Thousands of Dollars)                  June 30,  June 30,   June 30,  June 30,
                                                __1996__  __1995__   __1996__  __1995__
       Salaries and employee benefits.......... $    413  $    416   $    850  $    841
       Net occupancy expense of premises.......      104        99        209       196
       Equipment expense.......................       69        62        138       123
       Advertising, marketing and promotion....       24        22         49        43
       FDIC and state assessments..............        5        44         10        88
       Stationery, printing and supplies.......       36        35         66        63
       Data processing.........................       33        32         67        66
       Directors' fees.........................       35        41         76        85
       Legal and professional fees.............       28        45         69        71
       Postage.................................       19        21         39        39
       Telephone expense.......................       16        18         34        34
       Net foreclosed assets expense (income)..      ---         1       (118)        7
       Other................................... ______48  ______58   _____116  _____119
                                                $    830  $    894   $  1,605  $  1,775
                                                ========  ========   ========  ========

                     AMERICAN BANCSHARES OF HOUMA. INC.
                    Management's Discussion and Analysis


     American Bancshares of Houma, Inc. (the Company) is a one-bank holding company whose primary asset is the 100% ownership of American Bank and Trust Company of Houma (the Bank) domiciled in Houma, Louisiana. As previously disclosed in the 1995 Annual Report on Form 10-KSB, the Company entered into a definitive agreement on February 29, 1996, with Regions Financial Corporation (Regions) under which the Company will be acquired by Regions in a tax-free, stock-for-stock transaction. Under the terms of the agreement, shareholders of the Company will receive 1.66 shares of Regions common stock for each share of Company common stock. The transaction was approved by the Company's shareholders at a special meeting held on August 1, 1996. Regulatory approvals are still pending. The merger is expected to be consummated on September 13, 1996. Regions is a multi-bank regional holding company headquartered in Birmingham, Alabama. Regions common stock is traded on the NASDAQ National Market under the symbol "RGBK."


Overview

     The Company's earnings for the first half of 1996 equaled $600,000 or $2.62 per share, representing an increase of 32.0% or $0.64 per share over the same period in 1995. Second quarter earnings equaled $213,000 or $0.93 per share compared to $227,000 or $0.99 per share in 1995. The Bank made a special $250,000 provision for loan losses at the end of the second quarter of 1996 which is discussed further below. During the first quarter of 1996, the Bank recognized a net gain of $127,000 on the sale of the last significant piece of other real estate owned.

     The Bank experienced strong loan demand during the first half of 1996 as total loans, net of unearned income, increased by $7,050,000 or 13.9%. The increase in loans was funded primarily by decreases in investment securities and cash and cash equivalents. At June 30, 1996, the Company's loans to deposits ratio equaled 73.4% compared to 64.6% at December 31, 1995.

     At the end of the second quarter of 1996, the bank placed a commercial loan in the amount of $1,144,000 into nonaccrual status. The loan originated as an accounts receivable line of credit issued to a construction company which recently went into default on several construction projects in progress. As a result of the loan's impairment, the Bank allocated reserves of $500,000 as potential exposure on the loan, which resulted in a $250,000 special provision for loan losses. No actual charge-offs have been recorded on the loan at this time as the Bank is still in the process of evaluating its exposure.

Net_Interest_Income

     Year-to-date net interest income increased by $219,000 or 12.1% due to growth in earning assets and increased loan portfolio yields. Compared to the same period in 1995, average earning assets increased by $6,515,000 or 8.7%. The tax equivalent net interest margin for the period equaled 5.09% in 1996 compared to 4.90% in 1995.

     Detailed analysis of the components of and changes in net interest income on a taxable equivalent basis is provided in the "Summary of Average Balance Sheets, Interest, and Interest Rates" and "Comparative Changes in Interest Income and Expense" tables that follow this discussion.


Allowance_and_Provisions_for_Loan_Losses

     As previously stated, the Bank made a special provision for loan losses of $250,000 at the end of the second quarter of 1996. No regular provisions were made during the six month periods ending June 30, 1996 and 1995. The $1,285,000 allowance for loan losses (representing 2.2% of the portfolio) is deemed to be adequate by Bank management. The Bank recorded year-to-date net recoveries of $42,000 in 1996 compared to net charge-offs of $96,000 for the same period in 1995. Further information on nonperforming loans and the allowance for loan losses is provided in note 2 to the consolidated financial statements.


Noninterest_Income

     Year-to-date noninterest income, excluding investment securities gains and losses, increased by 108,000 or 17.6% due primarily to increased service charge income on deposit accounts, secondary market mortgage loan origination fees, and other fee income. Service charge income increased primarily due to a new pricing structure on high-volume commercial accounts implemented in mid-1995 and also due to increased NSF volume. Other fee income increased due to the implementation of ATM surcharges at the end of 1995 and also due to increased loan insurance premium income. Details of other noninterest income are provided in note 4 to the consolidated financial statements.


Noninterest_Expense

     Year-to-date total overhead expenses decreased by $170,000 or 9.6% primarily due to the $127,000 gain on the sale of other real estate realized in the firs quarter of 1996 and reduced F.D.I.C. insurance premiums. A comparative breakdown of overhead expenses is provided in note 5 to the consolidated financial statements.

Liquidity

     The Bank's liquidity ratio, which is a measure of net cash, short-term and marketable assets as a percent of net deposits and short-term liabilities, equaled 26.0% at June 30, 1996, compared to 34.0% at December 31, 1995. Management strives to maintain a minimum liquidity ratio of 25%. The liquidity ratio decreased primarily due to the shifting of funds from the Bank's investment portfolio to the loan portfolio in order to meet increased loan demand. Federal funds sold and investments in short-term, high quality U. S. Government and U. S. Government Agency securities provide a source of ongoing liquidity for the Bank. The investment portfolio is structured to provide a ladder of maturities to ensure that funds will be available when needed. Also, a significant portion of the investment portfolio is classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115. While the Bank has the intent to hold these securities indefinitely, they are available for disposal and may be sold for liquidity as well as other reasons. The Bank also has the ability to purchase federal funds from correspondent banks and to pledge securities for other borrowings if necessary to satisfy temporary liquidity needs. Management believes that these factors place the Bank in a sound liquidity position.


Capital_Adequacy_&_Dividends

     Regulatory capital guidelines set forth minimum ratios of total capital to total "risk-weighted" assets of 8.0%, "Tier 1" capital to total "risk-weighted" assets of 4.0%, and a leverage ratio ("Tier 1" capital to total assets) of 3%. The Federal Deposit Insurance Corporation Improvement Act of 1991 provides that an institution is "well capitalized" if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its leverage ratio is 5% or greater, and the institution is not subject to a capital directive. Because the Company has total consolidated assets of less than $150 million and meets certain other conditions, the guidelines are applied on a bank-only basis. For the Bank, "Tier 1" capital consists of its shareholders' equity, excluding net unrealized market gains or losses on available-for-sale securities. Total capital consists of "Tier 1" capital plus an allowable portion of the allowance for loan losses. At June 30, 1996, the Bank's total capital to total "risk-weighted" assets ratio equaled 17.55%, its "Tier 1" capital to total "risk-weighted" assets ratio equaled 16.28%, and its leverage ratio equaled 9.74%.

     During the first half of 1996, the Company paid two regular quarterly dividends of $0.32 per share. These total dividends of $0.64 per share resulted in the payment of $146,000 or 24% of earnings to shareholders.

                            AMERICAN BANCSHARES OF HOUMA, INC.
             Summary of Average Balance Sheets, Interest, and Interest Rates
                         Six Months Ended June 30, 1996 and 1995
                        Tax Equivalent Basis, Thousands of Dollars
                                        Unaudited
                               ____________________Six_Months_Ended_____________________
                               _______June_30,_1996_______   _______June_30,_1995_______
                               Average             Average   Average             Average
                               Balance  Interest   _Rate__   Balance  Interest   _Rate__
ASSETS
INTEREST-EARNING ASSETS:
Loans, net of unearned income* $54,072  ___2,430     9.06%   $51,013  ___2,228     8.81%
Investment securities: **
 Taxable......................  23,476       740     6.36     20,016       648     6.53
 Nontaxable***................  _2,982  ______98     6.63     _1,439  ______48     6.73
  Total investment securities.  26,458       838     6.39     21,455       696     6.54
Federal funds sold............  _1,185  ______32     5.45     _2,732  ______80     5.91
 Total interest-earning assets  81,715  ___3,300     8.14     75,200  ___3,004     8.06
NONINTEREST-EARNING ASSETS AND
 ALLOWANCE FOR LOAN LOSSES:
Cash and due from banks.......   4,548                         4,778
Bank premises and equipment...   2,050                         1,987
Other assets..................   1,355                         1,513
Allowance for loan losses.....  (1,063)                       (1,099)
  Total assets................ $88,605                       $82,379
                                ======                        ======
LIABILITIES_AND_EQUITY
INTEREST-BEARING LIABILITIES:
NOW accounts.................. $10,158        81     1.61    $10,416       117     2.27
Money market accounts.........   6,820        86     2.54      7,436       105     2.85
Savings deposits..............   8,851       100     2.28      9,238       134     2.93
Time deposits.................  35,397  _____960     5.47     30,921  _____814     5.31
  Total interest-bearing
   deposits...................  61,226     1,227     4.04     58,011     1,170     4.07
Short-term borrowings.........  ___274  _______9     6.62     ___135  _______5     7.47
  Total interest-bearing
   liabilities................  61,500  ___1,236     4.05     58,146  ___1,175     4.08
NONINTEREST-BEARING LIABILITIES
 AND STOCKHOLDERS' EQUITY:
Noninterest-bearing deposits..  17,518                        15,793
Other liabilities.............     789                           573
Stockholders' equity..........  _8,798                        _7,867
  Total liabilities and
   stockholders' equity....... $88,605                       $82,379
                                ======                        ======
Net interest earned on total
 interest-earning assets...... $81,715     2,064     5.09%   $75,200     1,829     4.90%
                                ======  ========              ======  ========
  *Nonaccruing loan balances are included in loans for purposes of this analysis.
 **Investment securities are shown at amortized cost, with net market gains or losses on available-for-sale securities included in other assets.
***Interest and yields on nontaxable investment securities are shown as tax equivalent amounts based on a 34% federal income tax rate and adjusted for the nondeductibility of certain interest expense incurred to carry tax exempt obligations.

                            AMERICAN BANCSHARES OF HOUMA, INC.
                    Comparative Changes in Interest Income and Expense
                     For the Six Months Ended June 30, 1996 and 1995
                        Tax Equivalent Basis, Thousands of Dollars
                                   Thousands of Dollars
                                        Unaudited

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
INTEREST_INCOME
Loans........................  $__136    ____66     __202    $__391    ____72     __463
Investment securities:
 Taxable.....................     109       (17)       92      (105)       (1)     (106)
 Nontaxable..................   ___51    ____(1)    ___50     ___29    ___---     ___29
  Total investments..........     160       (18)      142       (76)       (1)      (77)
Federal funds sold...........   __(42)   ____(6)    __(48)    ___(2)   ____34     ___32

  Total interest income......   __254    ____42     __296     __313    ___105     __418

INTEREST_EXPENSE
Interest-bearing deposits:
 NOW accounts................      (3)      (33)      (36)       (2)       15        13
 Money market accounts.......      (8)      (11)      (19)      (12)       10        (2)
 Savings deposits............      (5)      (29)      (34)       (8)       11         3
 Time deposits...............   __121    ____25     __146     __169    ___200     __369

  Total interest-bearing
   deposits..................     105       (48)       57       147       236       383
 Short-term borrowings.......   ____5    ____(1)    ____4     ____1    ___---     ____1

  Total interest expense.....   __110    ___(49)    ___61     __148    ___236     __384

  Net interest income........  $  144        91       235    $  165      (131)       34
                                =====    ======     =====     =====    ======     =====

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

     During the quarter ended June 30, 1996, no reports on Form 8-K have been filed.



                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                American_Bancshares_of_Houma,_Inc.
                                (Registrant)



Date:  August_14,_1996          /s/_Robert_W._Boquet______________
                                Robert W. Boquet
                                President and C.E.O.
                                Principal Financial Officer